Form 10QSB
period 2005-03-31
TORA TECHNOLOGIES INC
filed 2005-05-12
CIK 1281198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT

For the transition period from ______________ to ______________

Commission File Number 333-113333

TORA TECHNOLOGIES INC.

(Name of small business issuer in its charter)

NEVADA (State of incorporation or organization)	43-2041643 (IRS Identification No.)

503-989 Richards Street
Vancouver, British Columbia
Canada, V6B 6R6
(Address of principal executive offices)

(604) 306-2525
(Issuer’s telephone number)

N/A
(Issuer’s former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No

5,977,500 shares of issuer’s common stock, $0.001 par value, were outstanding at April 15, 2005. Issuer has no other class of common equity.

Transitional Small Business Disclosure Format (Check One) Yes        No   X

PART I. FINANCIAL INFORMATION

Tora Technologies Inc.
(A Development Stage Company)

March 31, 2005

Index

Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

Tora Technologies Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. dollars)

	March 31, 2005 $
		December 31, 2004 $
	(unaudited)	(audited)
Assets
Current Assets
Cash	45,932	48,779
Prepaid expenses	1,100	1,250
Total Current Assets	47,032	50,029
Service Rights (Note 4)	21,500	23,000
Website Development Costs (Note 2(m))	4,536	5,102
Total Assets	73,068	78,131

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	3,921	2,998
Accrued liabilities	2,000	4,500
Total Liabilities	5,921	7,498
Commitments and Contingencies (Notes 1 and 4)

Stockholders’ Equity
Common Stock
75,000,000 common shares authorized with a par value of $0.001, 5,977,500 common shares issued and outstanding, respectively	5,977	5,977
Additional Paid In Capital	101,773	101,773
Donated Capital (Note 3)	25,625	21,875
Deficit Accumulated During the Development Stage	(66,228)	(58,992)
Total Stockholders’ Equity	67,147	70,633
Total Liabilities and Stockholders’ Equity	73,068	78,131

(The accompanying notes are an integral part of the financial statements)

Tora Technologies Inc.
(A Development Stage Company)
Statement of Operations
(Expressed in U.S. dollars)
(Unaudited)

	Accumulated From July 14, 2003 (Date of Inception) to March 31, 2005 $	Three Months Ended March 31, 2005 $	Three Months Ended March 31, 2004 $
Sales	12,805	4,241	2,968
Cost of Goods Sold	10,049	3,233	2,821
Gross Profit	2,756	1,008	147

Expenses
Accounting and audit	25,780	1,500	4,600
Amortization	10,764	2,066	1,500
Bank charges	661	65	268
Donated rent (Note 3)	5,125	750	750
Donated services (Note 3)	20,500	3,000	3,000
Foreign currency translation	(4)	13	26
Legal and organizational	2,908	700	742
Web site (Note 2(m))	3,250	150	450
Total Expenses	68,984	8,244	11,336
Net Loss for the Period	(66,228)	(7,236)	(11,189)

Net Loss Per Share – Basic and Diluted		–	–

Weighted Average Shares Outstanding		5,977,000	5,680,000

(The accompanying notes are an integral part of the financial statements)

Tora Technologies Inc.
(A Development Stage Company)
Statement of Cash Flows
(Expressed in U.S. dollars)
(Unaudited)

	Three Months Ended March 31, 2005 $	Three Months Ended March 31, 2004 $
Cash Flows to Operating Activities
Net loss for the period	(7,236)	(11,189)
Adjustments to reconcile net loss to cash
Amortization	2,066	1,500
Donated services and rent	3,750	3,750
Change in operating assets and liabilities
Decrease in prepaid expenses	150	450
(Decrease) in accounts payable and accrued liabilities	(1,577)	(740)
Net Cash Used in Operating Activities	(2,847)	(6,229)
Net Cash Used in Investing Activities	–	–
Net Cash Provided by Financing Activities	–	–
Decrease in cash	(2,847)	(6,229)
Cash – beginning of period	48,779	6,525
Cash – end of period	45,932	296

Supplemental Disclosures
Interest paid	–	–
Income tax paid	–	–

(The accompanying notes are an integral part of the financial statements)

  Development Stage Company

Tora Technologies Inc. (the “Company”) was incorporated in the State of Nevada, U.S.A. on July 14, 2003 and is based in Vancouver, B.C., Canada. The Company's principal business is the marketing of custom embroidery products and services through the Internet.

The Company is in the early development stage. In a development stage company, management devotes most of its activities in developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products and services at a profit. As at March 31, 2005, the Company has working capital of $41,111 and has accumulated losses of $66,228 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

On November 12, 2004, the Company issued 250,000 shares of common stock at a price of $0.20 per share for cash proceeds of $50,000.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on March 29, 2005, to register 3,930,000 shares of common stock for resale by existing shareholders of the Company. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

  Summary of Significant Accounting Policies

  Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company has not produced significant revenues from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s fiscal year end is December 31.

  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods. Actual results could differ from those estimates.

  Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

  Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

  Summary of Significant Accounting Policies (continued)

  Stock-Based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123 “Accounting for Stock Based Compensation”. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. The Company does not have a stock option plan and has not issued stock options since its inception.

  Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128) which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

  Financial Instruments

Financial instruments which include cash, prepaid expenses, accounts payable and accrued liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

  Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of March 31, 2005, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

  Revenue Recognition

The Company recognizes revenue from the sale of embroidery products in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured.

  Concentrations

For the period ending March 31, 2005, the Company generated sales from two customers representing the following percentage of sales: Customer A – 65% ($2,742); Customer B – 35% ($1,499). The Company purchases all of its products from one vendor, LA Embroidery Inc. (Note 4).

  Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

  Summary of Significant Accounting Policies (continued)

  Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

  Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and the Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs”.

Costs associated with the website consist primarily of software purchased and customized for internal use. These costs are capitalized and are amortized based on their estimated useful life of three years. Costs incurred to update graphics and enter initial product data are expensed as incurred.

	Cost $	Accumulated Amortization $	March 31, 2005 Net Carrying Value $	December 31, 2004 Net Carrying Value $
			(unaudited)	(audited)
Website domain name	300	100	200	225
Website development costs	6,500	2,164	4,336	4,877
	6,800	2,264	4,536	5,102

  Related Party Balances/Transactions

The President of the Company provides management services and office premises to the Company at no charge. These donated services are valued at $1,000 per month and donated office premises are valued at $250 per month. A total of $3,000 and $750, respectively, were charged to operations and recorded as donated capital for the periods ended March 31, 2005 and 2004.

  Service Rights

The Company entered into a service agreement dated October 20, 2003, as amended on November 15, 2004, with LA Embroidery Inc. (“LA”), a company based in Vancouver, Canada, for the non-exclusive rights to market LA’s custom embroidery services via the Internet for a period up to December 31, 2008. The Company paid $5,000 and issued 250,000 shares of common stock at a price of $0.10 per share. Under this amended agreement, the Company is committed to ordering a minimum of $15,000 of LA’s products and services by December 31, 2005, a minimum of $25,000 by December 31, 2006, and a minimum of $50,000 for each of the next two years ending December 31, 2007 and 2008. The costs of acquiring the rights are being amortized on a straight-line basis over the term of the agreement.

	Cost $	Accumulated Amortization $	March 31,2005 Net Carrying Value $	December 31,2004 Net Carrying Value $
			(unaudited)	(audited)
Service Rights	30,000	8,500	21,500	23,000

Item 2. Management's Discussion and Analysis.

Forward Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements involve risks and uncertainties, including statements regarding the Company's capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports we file with the Securities and Exchange Commission (the “SEC”). These factors may cause our actual results to differ materially from any forward-looking statement. We disclaim any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.

Overview

We are a development stage company. Our principal business is the marketing of custom embroidery products and services via the Internet and our website is located at www.teamsportsembroidery.com. The current status of our business is that we have not publicly announced our website but we have commenced initial business through the website and we are generating nominal initial sales.

Financial Condition

As of March 31, 2005 we had a cash balance of $45,932 and since inception on July 14, 2003 we earned revenue of $12,805 and had an accumulated deficit of $66,228. Our management believes that our current cash will be sufficient to fully finance our operations at current and planned levels through December 31, 2005.

Trends, Events or Uncertainties Impacting Sales and Liquidity

Our website went online in April 2004 and we have had a nine sales from six different customers. We will need to increase the number of visitors to our website in order to increase sales and it is uncertain whether our planned advertising activities using Google AdWords will increase the number of visitors and also increase the number of sales. If we are unable to increase our sales this will negatively effect our liquidity.

Internal and External Sources of Liquidity

Our internal sources of liquidity will be both sales we achieve through our website and loans that may be available to us from our Directors. In the past our President and Director has loaned us funds and converted these loans to equity. Though we have no written arrangements with our President and Director we expect that he will provide us with internal sources of liquidity if it is required.

If required, our external sources of liquidity will be either private placements for equity conducted in Canada. We have not completed any definitive arrangements for any external sources of liquidity.

Material Commitments for Capital Expenditures

Over the next twelve months, we will only purchase computer and peripheral equipment if profit from our sales covers the entire cost of any purchase that we plan. We are currently using computers and peripheral equipment belonging to our President and Vice President. If we are able to afford to buy computers and peripheral equipment from our profits, we will be able to purchase these computers and peripheral equipment from a large number of vendors. The peripheral equipment that we believe would be useful for our business would be hardware such as printers and routers.

Overview of Anticipated Expenses

We intend to continue to have our outside consultant assist in the preparation of our quarterly and annual financial statements and have these financial statements reviewed by our independent auditor. Our outside consultant charges us approximately $1,000 to assist in the preparation of our quarterly financial statements and approximately $1,500 to assist in the preparation of our annual financial statements. Our independent auditor charges us approximately $1,000 to review our quarterly financial statements and approximately $3,000 to audit our annual financial statements. Therefore, we have budgeted $11,000 to cover our accounting and audit requirements for the next twelve months.

We became a reporting company on March 29, 2005 after our SB-2 was declared effective by the SEC. This means that we file documents with US Securities and Exchange Commission on a quarterly basis. We expect to incur legal and filing costs of approximately $1,000 per quarter to support our quarterly and annual filings. Therefore, we have budgeted $4,000 for legal and filing costs to account for three quarterly filings and one annual filing during the next twelve months.

During the next fiscal year, we will hire one or two employees. Our President and Vice President are currently handling all aspects of our business including management, web development and order handling. Any new employees would telecommute from their homes and would be responsible for the following tasks:

  Confirmation of customer orders through our website and coordinating fulfillment of the orders through LA Embroidery.

  Handling customer service activities such as responding the customer emails and telephone calls.

  Updating of the website to add new products and maintain product descriptions and pricing.

  Verification of customer artwork that is uploaded with product orders.

  Maintain sales records.

  Manage and monitor our Google AdWords account.

  Manage and monitor our Paypal account.

  Monitor our bank account to verify Paypal funds are received.

  Handle customer issues and escalate as required to our President.

We plan on paying any new employees between CDN $10 to CDN$15 per hour. The appropriate date to hire new employees will be made when management determines that the order flow through our website is significant enough to support the hiring.

We plan to expand our customer base primarily through the use of Google AdWords. Beginning on June 1, 2005, we anticipate spending approximately $500 per month on Google AdWords. We will decide on specific keywords and cost per click rates that we are willing to pay. The AdWords system can be operated so that we can monitor our advertising costs and click through rates. We plan to use AdWords as our primary advertising medium until we review its effectiveness.

Results of Operations

Revenue

For the quarter ended March 31, 2005 we recorded sales of $4,241 compared with $2,968 for the comparable period the previous year. Additionally, gross profit from sales for the quarter ended March 31, 2005 was $1,008 compared with $147 for the comparable period the previous year.

Expenses

For the quarter ended March 31, 2005 our expenses reduced to $8,244 compared with $11,336 for the comparable period the previous year primarily because of reduced SB-2 review costs by our auditor. Accounting and audit expenses decreased to $1,500 compared with $4,600 for the comparable period the previous year. Amortization expenses increased to $2,066 compared with $1,500 for the comparable period the previous year. Bank charges decreased to $65 compared with $268 for the comparable period the previous year. Donated rent remained equal at $750 the same as the comparable period the previous year . Donated services remained equal at $3,000 the same as the comparable period the previous year. Legal and organizational costs decreased to $700 compared with $742 for the comparable period the previous year. Finally, web site development expenses decreased to $150 compared with $450 for the comparable period the previous year.

Liquidity and Capital Resources

We had working capital of $41,111 for the quarter ended March 31, 2005 compared with $42,531 for the year ended December 31, 2004. Net cash used in operating activities decreased to $2,847 compared with $6,229 for the comparable period the previous year. Net cash used in investing activities remained equal at nil the same as the comparable period the previous year. Net cash provided by financing activities remained equal at nil the same as the comparable period the previous year.

Our management believes that our current cash will be sufficient to fully finance our operations at current and planned levels through December 31, 2005. Our management intends to manage our expenses and payments to preserve cash until we are profitable or additional financing must be arranged. Specifically such cash management actions include donation of rent and services by our Directors and Officers. We have prepaid hosting until July 31, 2005. After July 31, 2005, our Vice President will donate Internet web hosting to us until December 31, 2006 at a hosting facility operated by Aacom Communications Corp a company which is owned and operated by our Vice President.

Additionally, our Vice President will maintain the website and add new products to it free of charge to us until December 31, 2006.

We cannot be certain the any required additional financing will be available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance of stock, then existing shareholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations, and issuance of such securities may have rights senior to those of the then existing holders of our common stock. If adequate funds are not available or not available on acceptable terms, we may not be unable to fund expansion.

Risks and Uncertainties

Readers should refer to risk factors set out in our final prospectus filed with the SEC on EDGAR on March 29, 2005 pursuant to Rule 424(b)(4). This final prospectus defines all known risk factors that could affect and substantially alter our plan of operation.

Item 3. Controls and Procedures.

  Evaluation of Disclosure of Controls and Procedures.

  Our Principal Executive Officer and Principal Financial Officer have, within 90 days of the filing date of this report, evaluated the Company’s internal controls and procedures designed to ensure that information required to be disclosed in reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within specified time periods. After such review, our Principal Executive Officer and Principal Financial Officer have concluded that said information was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

  Changes in Internal Controls

  There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the evaluation referred to in paragraph (a) above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company currently is not a party to any legal proceedings and, to the Company’s knowledge, no such proceedings are threatened or contemplated.

Item 2. Changes in Securities.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

  Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C.§ 1350, as adopted pursuant to § 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

  Reports on Form 8-K

  None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

TORA TECHNOLOGIES INC.
(Registrant)

Date: May 10, 2005

By: /s/ Ralph Biggar

Ralph Biggar
Principal Executive Officer
Principal Financial Officer and Director

EXHIBIT 31.1
CERTIFICATION

I, Ralph Biggar, certify that:

    I have reviewed this Quarterly Report on Form 10-Q of Tora Technologies Inc.

    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

    Based on my knowledge, the financial statements and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

    I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and I have:

      Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer is made known to me, particularly during the period in which this quarterly report is being prepared;

      Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles

      Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's second fiscal quarter in the case of this annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

    I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent function):

      All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal controls over financial reporting.

By: /s/ Ralph Biggar

Ralph Biggar
Principal Executive Officer and Principal Financial Officer

Date: May 10, 2005

EXHIBIT 32.1

PURSUANT TO 18 U.S.C. SECTION 1350
(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

In connection with the Quarterly Report of Tora Technologies Inc. (the “Company”) on Form 10-QSB for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ralph Biggar, Principal Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Ralph Biggar

Ralph Biggar
Principal Executive Officer and Principal Financial Officer

Date: May 10, 2005