Form 10QSB
period 2005-06-30
TORA TECHNOLOGIES INC
filed 2005-08-05
CIK 1281198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT

For the transition period from ______________ to ______________

Commission File Number 000-51225

TORA TECHNOLOGIES INC.

(Name of small business issuer in its charter)

NEVADA (State of incorporation or organization)	43-2041643 (IRS Identification No.)

503-989 Richards Street
Vancouver, British Columbia
Canada, V6B 6R6
(Address of principal executive offices)

(604) 306-2525
(Issuer’s telephone number)

N/A
(Issuer’s former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No

5,977,500 shares of issuer’s common stock, $0.001 par value, were outstanding at August 1, 2005. Issuer has no other class of common equity.

Transitional Small Business Disclosure Format (Check One) Yes        No   X

PART I. FINANCIAL INFORMATION

Tora Technologies Inc.
(A Development Stage Company)

June 30, 2005

(unaudited)

Index
Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

Tora Technologies Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	June 30, 2005 $ (unaudited)	December 31, 2004 $ (audited)
ASSETS
Current Assets
Cash	37,839	48,779
Prepaid expenses	1,050	1,250
Total Current Assets	38,889	50,029
Service rights (Note 4)	20,000	23,000
Website development costs (Note 2(l))	3,970	5,102
Total Assets	62,859	78,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	1,505	2,998
Accrued liabilities	2,000	4,500
Total Liabilities	3,505	7,498
Commitments and Contingencies (Notes 1 and 4)
Stockholders’ Equity
Common Stock, 75,000,000 shares authorized, $0.001 par value 5,977,500 shares issued and outstanding	5,977	5,977
Additional Paid in Capital	101,773	101,773
Donated Capital (Note 3)	29,375	21,875
Deficit Accumulated During the Development Stage	(77,771)	(58,992)
Total Stockholders’ Equity	59,354	70,633
Total Liabilities and Stockholders’ Equity	62,859	78,131

(The accompanying notes are an integral part of the financial statements)

Tora Technologies Inc.
(A Development Stage Company)
Statement of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	Accumulated From July 14, 2003 (Date of Inception) to June 30, 2005 $	Three Months Ended June 30, 2005 $	Three Months Ended June 30, 2004 $	Six Months Ended June 30, 2005 $	Six Months Ended June 30, 2004 $
Sales	13,861	1,056	3,376	5,297	6,344
Cost of Goods Sold	10,926	877	2,405	4,110	5,226
Gross Profit	2,935	179	971	1,187	1,118

Expenses
Amortization	12,830	2,066	2,064	4,132	3,564
Donated rent (Note 3)	5,875	750	750	1,500	1,500
Donated services (Note 3)	23,500	3,000	3,000	6,000	6,000
Foreign currency translation	28	32	46	45	72
General and administrative	4,020	451	620	1,216	1,630
Professional fees	31,053	5,273	6,130	6,773	10,730
Web site (Note 2(l))	3,400	150	450	300	900
Total Expenses	80,706	11,722	13,060	19,966	24,396
Net Loss For the Period	(77,771)	(11,543)	(12,089)	(18,779)	(23,278)
Net Loss Per Share – Basic and Diluted		−	−	−	−
Weighted Average Shares Outstanding		5,977,000	5,680,000	5,977,000	5,680,000

(The accompanying notes are an integral part of the financial statements)

Tora Technologies Inc.
(A Development Stage Company)
Statement of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	Six Months Ended June 30, 2005 $	Six Months Ended June 30, 2004 $

Cash Flows Used In Operating Activities
Net loss for the period	(18,779)	(23,278)
Adjustment to reconcile net loss to cash used in operating activities:
Amortization	4,132	3,564
Donated services and rent	7,500	7,500
Changes in operating assets and liabilities:
Decrease in prepaid expenses	200	900
(Decrease) in accounts payable and accrued liabilities	(3,993)	(1,177)
Net Cash Used in Operating Activities	(10,940)	(12,491)
Cash Flows Provided by Financing Activities
Advances from related parties	−	7,500
Net Cash Flows Provided By Financing Activities	−	7,500
Decrease In Cash	(10,940)	(4,991)
Cash - Beginning of Period	48,779	6,525
Cash - End of Period	37,839	1,534

Supplemental Disclosures
Interest paid	−	−
Income taxes paid	−	−

(The accompanying notes are an integral part of the financial statements)

  Development Stage Company

Tora Technologies Inc. (the “Company”) was incorporated in the State of Nevada, U.S.A. on July 14, 2003 and is based in Vancouver, B.C., Canada. The Company's principal business is the marketing of custom embroidery products and services through the Internet.

The Company is in the early development stage. In a development stage company, management devotes most of its activities in developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products and services at a profit. As at June 30, 2005, the Company has working capital of $35,384 and has accumulated losses of $77,771 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

  Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of June 30, 2005, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

  Revenue Recognition

The Company recognizes revenue from the sale of embroidery products in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured.

  Concentrations

For the six month period ending June 30, 2005, the Company generated sales from two customers representing the following percentage of sales: Customer A – 72% ($3,798); Customer B – 28% ($1,499). The Company purchases all of its products from one vendor, LA Embroidery Inc. (Note 4).

  Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

  Summary of Significant Accounting Policies (continued)

  Recent Accounting Pronouncements (continued)

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

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

The FASB has also issued SFAS No. 151 and 152, but they will not have relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

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

	Cost $	Accumulated Amortization $	June 30, 2005 Net Carrying Value $	December 31, 2004 Net Carrying Value $
			(unaudted)	(audited)
Website domain name	300	125	175	225
Website development costs	6,500	2,705	3,795	4,877
	6,800	2,830	3,970	5,102

  Related Party Balances/Transactions

The President of the Company provides management services and office premises to the Company at no charge. These donated services are valued at $1,000 per month and donated office premises are valued at $250 per month. A total of $6,000 and $1,500, respectively, were charged to operations and recorded as donated capital for the six month periods ended June 30, 2005 and 2004.

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

	Cost $	Accumulated Amortization $	June 30,2005 Net Carrying Value $	December 31,2004 Net Carrying Value $
			(unaudited)	(audited)
Service Rights	30,000	10,000	20,000	23,000

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

Financial Condition

As of June 30, 2005 we had a cash balance of $37,839 and since inception on July 14, 2003 we earned revenue of $13,861 and had an accumulated deficit of $77,771. Our management believes that our current cash will be sufficient to fully finance our operations at current and planned levels through March 31, 2006.

Trends, Events or Uncertainties Impacting Sales and Liquidity

Our website went online in April 2004 and we have had a ten sales from six different customers. We will need to increase the number of visitors to our website in order to increase sales and it is uncertain whether our planned advertising activities using Google AdWords will increase the number of visitors and also increase the number of sales. If we are unable to increase our sales this will negatively effect our liquidity.

Internal and External Sources of Liquidity

Our internal sources of liquidity will be both sales we achieve through our website and loans that may be available to us from our Directors. In the past our President and Director have loaned us funds and converted these loans to equity. Though we have no written arrangements with our President and Director we expect that he will provide us with internal sources of liquidity if it is required.

If required, our external sources of liquidity will be either private placements for equity conducted outside the United States. We have not completed any definitive arrangements for any external sources of liquidity.

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

We plan to expand our customer base primarily through the use of Google AdWords. Beginning on October 1, 2005, we anticipate spending approximately $500 per month on Google AdWords. We will decide on specific keywords and cost per click rates that we are willing to pay. The AdWords system can be operated so that we can monitor our advertising costs and click through rates. We plan to use AdWords as our primary advertising medium until we review its effectiveness.

Results of Operations

Revenue

For the three months ended June 30, 2005 we recorded sales of $1,056 compared with $3,376 for the comparable period the previous year. The reason for the drop in sales is that we currently have a small number of customers and that any single order can cause our sales values to vary significantly. Additionally, gross profit from sales for the three months ended June 30, 2005 was $179 compared with $971 for the comparable period the previous year.

Expenses

Expenses for the three months ended June 30, 2005 were $11,722 compared with $13,060 for the comparable period the previous year primarily because of reduced professional fees since our SB-2 was recently declared effective. Professional fee expenses decreased to $5,273 compared with $6,130 for the comparable period the previous year. General and administrative expenses decreased to $451 compared with $620 for the comparable period the previous year. Donated rent remained equal at $750 the same as the comparable period the previous year . Donated services remained equal at $3,000 the same as the comparable period the previous year. Finally, web site development expenses decreased to $150 compared with $450 for the comparable period the previous year.

Liquidity and Capital Resources

We had working capital of $35,384 as of June 30, 2005 compared with $42,531 as of December 31, 2004. Net cash used in operating activities decreased to $10,940 compared with $12,491 for the comparable period the previous year. Net cash provided by financing activities decreased to nil compared with $7,500 for the comparable period the previous year.

Our management believes that our current cash will be sufficient to fully finance our operations at current and planned levels through March 31, 2006. Our management intends to manage our expenses and payments to preserve cash until we are profitable or additional financing must be arranged. Specifically such cash management actions include donation of rent and services by our Directors and Officers. We have prepaid hosting until July 31, 2005. After July 31, 2005, our Vice President will donate Internet web hosting to us until December 31, 2006 at a hosting facility operated by Aacom Communications Corp a company which is owned and operated by our Vice President. Additionally, our Vice President will maintain the website and add new products to it free of charge to us until December 31, 2006 unless we make a significant change to our business which causes our Vice President to incur substantial costs.

We cannot be certain that any required additional financing will be available on terms favorable to us. If additional funds are raised by the issuance of our equity securities, such as through the issuance of stock, then existing shareholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, we may become subject to certain operational limitations, and issuance of such securities may have rights senior to those of the then existing holders of our common stock. If adequate funds are not available or not available on acceptable terms, we may not be unable to fund expansion.

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

Date: August 2, 2005

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

Date: August 2, 2005

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

Date: August 2, 2005