Form 10QSB
period 2005-09-30
TORA TECHNOLOGIES INC
filed 2005-10-25
CIK 1281198

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

(604) 306-2525
(Issuer’s telephone number)

N/A
(Issuer’s former address)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    X    No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes          No    X

5,977,500 shares of issuer’s common stock, $0.001 par value, were outstanding at October 24, 2005. Issuer has no other class of common equity.

Transitional Small Business Disclosure Format (Check One) Yes          No   X

PART I. FINANCIAL INFORMATION

Tora Technologies Inc.
(A Development Stage Company)

September 30, 2005

Index
Balance Sheets	F–1
Statements of Operations	F–2
Statements of Cash Flows	F–3
Notes to the Financial Statements	F–4

Tora Technologies Inc.
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)

	September 30, 2005 $	December 31, 2004 $
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	36,948	48,779
Prepaid expenses	850	1,250
Total Current Assets	37,798	50,029
Service rights (Note 4)	18,500	23,000
Website development costs (Note 2(l))	3,404	5,102
Total Assets	59,702	78,131

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	1,592	2,998
Accrued liabilities	3,250	4,500
Total Liabilities	4,842	7,498
Commitments and Contingencies (Notes 1 and 4)
Stockholders’ Equity
Common Stock, 75,000,000 shares authorized, $0.001 par value 5,977,500 shares issued and outstanding	5,977	5,977
Additional Paid in Capital	101,773	101,773
Donated Capital (Note 3)	33,125	21,875
Deficit Accumulated During the Development Stage	(86,015)	(58,992)
Total Stockholders’ Equity	54,860	70,633
Total Liabilities and Stockholders’ Equity	59,702	78,131

(The accompanying notes are an integral part of the financial statements)

Tora Technologies Inc.
(A Development Stage Company)
Statement of Operations
(Expressed in U.S. Dollars)
(Unaudited)

	Accumulated From July 14, 2003 (Date of Inception) to September 30, 2005 $	Three Months Ended September 30, 2005 $	Three Months Ended September 30, 2004 $	Nine Months Ended September 30, 2005 $	Nine Months Ended September 30, 2004 $
Sales	14,930	1,069	1,208	6,366	7,552
Cost of Goods Sold	11,785	859	808	4,969	6,034
Gross Profit	3,145	210	400	1,397	1,518

Expenses
Amortization	14,896	2,066	2,068	6,198	5,632
Donated rent (Note 3)	6,625	750	750	2,250	2,250
Donated services (Note 3)	26,500	3,000	3,000	9,000	9,000
Foreign exchange	16	(12)	(33)	33	39
General and administrative	4,269	249	323	1,465	1,953
Professional fees	33,304	2,251	1,750	9,024	12,480
Website (Note 2(l))	3,550	150	450	450	1,350
Total Expenses	89,160	8,454	8,308	28,420	32,704
Net Loss for the Period	(86,015)	(8,244)	(7,908)	(27,023)	(31,186)

Net Loss Per Share – Basic and Diluted		−	−	−	−

Weighted Average Shares Outstanding		5,977,000	5,685,000	5,977,000	5,682,000

(The accompanying notes are an integral part of the financial statements)

Tora Technologies Inc.
(A Development Stage Company)
Statement of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited)

	Nine Months Ended September 30, 2005 $	Nine Months Ended September 30, 2004 $
Operating Activities
Net loss for the period	(27,023)	(31,186)
Adjustments to reconcile net loss to cash
Amortization	6,198	5,632
Donated services and rent	11,250	11,250
Change in operating assets and liabilities
Decrease in prepaid expenses	400	1,350
(Decrease) in accounts payable and accrued liabilities	(2,656)	(676)
Net Cash Used in Operating Activities	(11,831)	(13,630)

Financing Activities
Advances from related party	−	9,500
Net Cash Provided by Financing Activities	−	9,500

Decrease in cash	(11,831)	(4,130)
Cash – beginning of period	48,779	6,525
Cash – end of period	36,948	2,395

Non-Cash Financing Activities
Common stock issued for settlement of debt	−	9,500

Supplemental Disclosures
Interest paid	−	−
Income tax paid	−	−

(The accompanying notes are an integral part of the financial statements)

Tora Technologies Inc.
(A Development Stage Company)
Notes the Financial Statements
September 30, 2005
(Expressed in U.S. Dollars)

  Development Stage Company

Tora Technologies Inc. (the “Company”) was incorporated in the State of Nevada, U.S.A. on July 14, 2003 and is based in Vancouver, B.C., Canada. The Company's principal business is the marketing of custom embroidery products and services through the Internet.

The Company is in the early development stage. In a development stage company, management devotes most of its activities in developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products and services at a profit. As at September 30, 2005, the Company has working capital of $32,956 and has accumulated losses of $86,015 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Tora Technologies Inc.
(A Development Stage Company)
Notes the Financial Statements
September 30, 2005
(Expressed in U.S. Dollars)

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

  Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of September 30, 2005, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

  Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

  Revenue Recognition

The Company recognizes revenue from the sale of embroidery products in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured.

  Concentrations

For the nine-month period ending September 30, 2005, the Company generated sales from three customers representing the following percentage of sales: Customer A – 60% ($3,798); Customer B – 23% ($1,499); Customer C – 17% ($1,069). For the nine-month period ending September 30, 2004, the Company generated sales from four customers ranging from 12% to 45% of sales. The Company purchases all of its products from one vendor, LA Embroidery Inc. (Note 4).

Tora Technologies Inc.
(A Development Stage Company)
Notes the Financial Statements
September 30, 2005
(Expressed in U.S. Dollars)

  Summary of Significant Accounting Policies (continued)

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

	Cost $	Accumulated Amortization $	September 30, 2005 Net Carrying Value $	December 31, 2004 Net Carrying Value $
			(unaudited)	(audited)
Website domain name	300	150	150	225
Website development costs	6,500	3,246	3,254	4,877
	6,800	3,396	3,404	5,102

  Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

Tora Technologies Inc.
(A Development Stage Company)
Notes the Financial Statements
September 30, 2005
(Expressed in U.S. Dollars)

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

  Related Party Balances/Transactions

The President of the Company provides management services and office premises to the Company at no charge. These donated services are valued at $1,000 per month and donated office premises are valued at $250 per month. A total of $9,000 and $2,250, respectively, were charged to operations and recorded as donated capital for the nine month periods ended September 30, 2005 and 2004.

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

	Cost $	Accumulated Amortization $	September 30,2005 Net Carrying Value $	December 31,2004 Net Carrying Value $
			(unaudited)	(audited)
Service Rights	30,000	11,500	18,500	23,000

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

Financial Condition

As of September 30, 2005 we had a cash balance of $36,948 and since inception on July 14, 2003 we earned revenue of $14,930 and had an accumulated deficit of $86,015. Our management believes that our current cash will be sufficient to fully finance our operations at current and planned levels through June 30, 2006.

Trends, Events or Uncertainties Impacting Sales and Liquidity

Our website went online in April 2004, and we have had eleven sales from six different customers. We will need to increase the number of visitors to our website in order to increase sales and it is uncertain whether our planned advertising activities using Google AdWords will increase the number of visitors and also increase the number of sales. If we are unable to increase our sales this will negatively effect our liquidity.

Internal and External Sources of Liquidity

Our internal sources of liquidity will be both sales we achieve through our website and loans that may be available to us from our Directors. In the past, our President has loaned us funds and converted these loans to equity. Though we have no written arrangements with our President we expect that he will provide us with internal sources of liquidity if it is required.

If required, our external sources of liquidity will be either private placements for equity conducted outside the United States. We have not completed any definitive arrangements for any external sources of liquidity.

Material Commitments for Capital Expenditures

Over the next twelve months, we intend to purchase computer and peripheral equipment if profit from our sales covers the entire cost of any purchase that we plan. We are currently using computers and peripheral equipment belonging to our President and Vice President. If we are able to afford to buy computers and peripheral equipment from our profits, we will be able to purchase these computers and peripheral equipment from a large number of vendors. The peripheral equipment that we believe would be useful for our business would be hardware such as printers and routers.

Overview of Anticipated Expenses

We intend to continue to have our outside consultant assist in the preparation of our quarterly and annual financial statements and have these financial statements reviewed by our independent auditor. Our outside consultant charges us approximately $1,000 to assist in the preparation of our quarterly financial statements and approximately $1,500 to assist in the preparation of our annual financial statements. Our independent auditor charges us approximately $1,000 to review our quarterly financial statements and approximately $4,000 to audit our annual financial statements. Therefore, we have budgeted $12,000 to cover our accounting and audit requirements for the next twelve months.

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

We plan to expand our customer base primarily through the use of Google AdWords. We have shifted our Ad Words advertising plan to begin on January 1, 2006, we anticipate spending approximately $500 per month on Google AdWords. We will decide on specific keywords and cost per click rates that we are willing to pay. The AdWords system can be operated so that we can monitor our advertising costs and click through rates. We plan to use AdWords as our primary advertising medium until we review its effectiveness.

Results of Operations

Revenue

For the three month period ended September 30, 2005, we recorded sales of $1,069 compared with $1,208 for the comparable period the previous year. The reason for the drop in sales is that we currently have a small number of customers and that any single order can cause our sales values to vary significantly. Additionally, gross profit from sales for the three month period ended September 30, 2005 was $210 compared with $400 for the comparable period the previous year.

For the nine month period ended September 30, 2005, we recorded sales of $6,366 compared with $7,552 for the comparable period the previous year. Again, the reason for the drop in sales is that we currently have a small number of customers and that any single order can cause our sales values to vary significantly. Additionally, gross profit from sales for the nine month period ended September 30, 2005 was $1,397 compared with $1,518 for the comparable period the previous year.

For the period from inception on July 14, 2003, to September 30, 2005, we recorded sales of $14,930. The gross profit from these sales was $3,145.

Expenses

Expenses for the three month period ended September 30, 2005, were $8,454 compared with $8,308 for the comparable period the previous year. Professional fee expenses increased to $2,251 compared with $1,750 for the comparable period the previous year. General and administrative expenses decreased to $249 compared with $323 for the comparable period the previous year. Donated rent remained equal at $750 the same as the comparable period the previous year . Donated services remained equal at $3,000 the same as the comparable period the previous year. Website development expenses decreased to $150 compared with $450 for the comparable period the previous year. Amortization expenses decreased to $2,066 compared with $2,068 for the comparable period the previous year. Finally, foreign exchange decreased to a gain of $12 compared with a gain of $33 for the comparable period the previous year.

Expenses for the nine month period ended September 30, 2005, were $28,420 compared with $32,704 for the comparable period the previous year. Professional fee expenses decreased to $9,024 compared with $12,480 for the comparable period the previous year primarily because of reduced professional fees due to completion of our SB-2 filing. General and administrative expenses decreased to $1,465 compared with $1,953 for the comparable period the previous year. Donated rent remained equal at $2,250 the same as the comparable period the previous year . Donated services remained equal at $9,000 the same as the comparable period the previous year. Website development expenses decreased to $450 compared with $1,350 for the comparable period the previous year primarily because we have completed development of our website. Amortization expenses increased to $6,198 compared with $5,632 for the comparable period the previous year. Finally, foreign exchange expense decreased to a $33 compared with $39 for the comparable period the previous year.

Expenses for the period from inception on July 14, 2003, to September 30, 2005, were $89,160. For this period we expensed $33,304 on professional fees. Our President has provided us with donated services, which has been expensed at $26,500 and donated rent which has been expensed at $6,625. We had general and administrative expenses of $4,269 and website development expenses of $3,550. We had amortization expenses of $14,896 and foreign currency expenses of $16.

Liquidity and Capital Resources

We had working capital of $32,956 as of September 30, 2005, compared with $42,531 as of December 31, 2004.

For the nine month period ended September 30, 2005, net cash used in operating activities decreased to $11,831 compared with $13,630 for the comparable period the previous year. Net cash provided by financing activities decreased to nil compared with $9,500 for the comparable period the previous year.

Our management believes that our current cash will be sufficient to fully finance our operations at current and planned levels through June 30, 2006. Our management intends to manage our expenses and payments to preserve cash until we are profitable or additional financing must be arranged. Specifically such cash management actions include donation of rent and services by our Directors and Officers. Our Vice President will donate Internet web hosting to us until December 31, 2006 at a hosting facility operated by Aacom Communications Corp a company which is owned and operated by our Vice President. Additionally, our Vice President will maintain the website and add new products to it free of charge to us until December 31, 2006. This donation arrangement is valid with our Vice President unless we make a significant change to our business which causes our Vice President to incur substantial costs.

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

Risks and Uncertainties

The known risks and uncertainties to our business includes the following factors:

We are a new business with a limited operating history and limited revenues as of September 30, 2005 and are not likely to succeed unless we can overcome the many obstacles we face. If we fail to overcome these obstacles you may loose your entire investment.

We are a development-stage company with limited prior business operations and limited revenues. We commenced our operations on July 14, 2003. We are presently engaged in the marketing of custom embroidery products and services via the Internet. Unless we are able to secure adequate funding, we may not be able to successfully continue development and market our products and services and our business will most likely fail. Because of our limited operating history, you may not have adequate information on which you can base an evaluation of our business and prospects. To date, we have done the following:

  Completed organizational activities;

  Developed a business plan;

  Obtained interim funding;

  Engaged consultants for professional services and software development;

  Executed a service agreement with an embroidery supplier; and

  Developed an Internet website.

In order to establish ourselves as an custom embroidery products and services company, we are dependent upon continued funding and the successful development and marketing of our products and services. Failure to obtain funding for continued development and marketing would result in us having difficulty growing our revenue or achieving profitability. You should be aware of the increased risks, uncertainties, difficulties and expenses we face as a development stage company and our business may fail and you may loose your entire investment.

We have a history of losses and an accumulated deficit and we expect future losses that may cause our stock value to decline and result in you losing a portion or all of your investment.

Since our inception on July 14, 2003, to September 30, 2005, we have incurred net losses of $86,015. We expect to lose more money as we spend additional capital to continue development and market our products and services, and establish our infrastructure and organization to support anticipated operations. We cannot be certain whether we will ever earn a significant amount of revenues or profit, or, if we do, that we will be able to continue earning such revenues or profit. Also, any economic weakness may limit our ability to continue development and ultimately market our products and services. Any of these factors could cause our stock price to decline and result in you losing a portion or all of your investment.

We could become non-operational if we are unable to retain our Directors and Officers.

We have no formal employment agreements with our Directors and Officers and their departure would result in us being non-operational. We believe that our future success will depend on the abilities and continued service of our Directors and Officers involved in the continued development and marketing of our products and services. We are materially dependent on our financial consultant. If we are unable to retain the services of this consultant, or if we are unable to attract a qualified employee or financial consultant, we may be unable to prepare financial statements, which could cause our business to fail.

We may not be able to generate revenue as we are currently dependent on a single embroidery supplier.

We have a service agreement with an embroidery company called LA Embroidery Inc. We do not have an agreement with any other embroidery companies and loss of LA Embroidery as our embroidery supplier would leave us without the ability to provide our products and services. Loss of LA Embroidery as a supplier would prevent us from fulfilling orders and thus generating revenue.

We may experience reduced profitability if we are unable to satisfy the terms our service agreement with LA Embroidery Inc.

We have a service agreement with an embroidery company called LA Embroidery Inc. LA Embroidery will provide us with wholesale pricing if we achieve certain minimum annual order amounts. If we do not meet these minimum order amounts, LA Embroidery is not contractually obliged to provide us with favorable wholesale pricing. If we do not receive favorable wholesale pricing our cost of sales will rise and this will reduce our profitability.

We may not be able to achieve profitability or continue to grow our revenue and this may cause our stock value to decline.

We launched our Internet website in April 2004, and we have earned $14,930 in revenue since inception on July 14, 2003. We have yet to achieve any level of profitability. If we are unable to get our revenue to exceed our costs, we will continue to experience negative cash flow and net losses. If we are unable to grow our customer base, we expect revenue growth to be difficult. Failure to reduce losses or to grow our revenues could result in the decline of our stock value.

Because of the decline in the value of the US dollar, we may experience losses due to foreign exchange translations.

We hold a significant portion of our cash reserves in US dollars and a portion of our expenses are due in Canadian dollars. Due to foreign exchange rate fluctuations, the value of these Canadian dollar expenses can result in both translation gains or losses in US dollar terms. If there was to be a significant decline in the US dollar versus the Canadian Dollar our Canadian dollar expenses would increase. We have not entered into derivative instruments to offset the impact of foreign exchange fluctuations. Such foreign exchange fluctuations could cause us to experience losses.

We may not be able to compete effectively against our competitors and this may cause our stock value to decline.

Our future success depends on our ability to compete effectively with other suppliers of custom embroidery products and services. We are a development stage company and launched our website at www.teamsportsembroidery.com in April 2004. We may have difficulty competing with established custom embroidery companies on the Internet. Some of our potential competitors are well established and have larger customer bases and better name recognition. If we do not compete effectively with current and future competitors we may not generate enough revenue to be profitable. Any of these factors could cause our stock price to decline and result in you losing a portion or all of your investment.

We will require additional capital and financing to continue our business and failure to obtain capital would cause our business to fail.

The accompanying financial statements have been prepared assuming that we will continue as a going concern. As discussed in Note 1 of our September 30, 2005, financial statements, we are in the development stage of operations, have had losses from operations since inception, nominal revenues and insufficient working capital available to meet ongoing financial obligations over the next fiscal year. Our Auditor has raised “substantial doubt regarding the Company's ability to continue as a going concern”, or in other words remain in business. We will require additional capital and financing in order to continue otherwise our business will fail. We have made no definitive arrangements for any additional capital or financing.

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

Date: October 24, 2005

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

Date: October 24, 2005

EXHIBIT 32.1

PURSUANT TO 18 U.S.C. SECTION 1350
(SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002)

In connection with the Quarterly Report of Tora Technologies Inc. (the “Company”) on Form 10-QSB for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ralph Biggar, Principal Executive Officer and Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

  The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By: /s/ Ralph Biggar

Ralph Biggar
Principal Executive Officer and Principal Financial Officer

Date: October 24, 2005