Form 10KSB
period 2005-12-31
TORA TECHNOLOGIES INC
filed 2006-03-29
CIK 1281198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________
Commission file number  000-51225

TORA TECHNOLOGIES INC.
(Name of Small Business Issuer in its charter)

Nevada	43-2041643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
205 - 1990 East Kent Avenue, Vancouver, British Columbia, Canada	V5P 4X5
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number (604) 306-2525

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

common stock - $0.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Page - 1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes [ X ] No

State issuer’s revenues for its most recent fiscal year.  $6,736

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $38,317,500 as of March 27, 2006 {$1.30 X 29,475,000}

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at March 27, 2006
common stock - $0.001 par value	44,831,250

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [ x ]

Page - 2

Forward Looking Statements

The information in this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, including statements regarding Tora’s capital needs, business strategy and expectations. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Tora files with the Securities and Exchange Commission.

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements in this Form 10-KSB for the fiscal year ended December 31, 2005, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of filing of this Form 10-KSB and Tora disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Tora may, from time to time, make oral forward-looking statements. Tora strongly advises that the above paragraphs and the risk factors described in this Annual Report and in Tora’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of Tora to materially differ from those in the oral forward-looking statements. Tora disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1. Description of Business.

General

Tora Technologies Inc. (“Tora”) is a Nevada corporation that was incorporated on July 14, 2003.

Tora maintains its statutory registered agent’s office at 1802 N. Carson Street. Carson City, Nevada, 89701 and its business office is located at 205 - 1990 East Kent Avenue, Vancouver, British Columbia, Canada. Tora’s office telephone number is (604) 306-2525.

Tora has not been involved in any bankruptcy, receivership or similar proceedings. There has been no material reclassification, merger, consolidation or purchase or sale of a significant amount of assets not in the ordinary course of Tora’s business.

Business of Tora

Tora is a development stage company. Its principal business is the marketing of custom embroidery products and services via the Internet and its website is located at www.teamsportsembroidery.com.

Through its website Tora sells custom embroidery products and services to customers who can order apparel such as golf shirts and baseball caps and have them custom embroidered with their own designs that they upload with their order.

Tora commenced its initial business through the website in April 2004, and currently is generating nominal sales.

Page - 3

Products and Services

Tora’s website is located on the Internet at http://www.teamsportsembroidery.com. The current status of Tora’s website is that it is operational and Tora is conducting initial business through it. Tora has a catalog of approximately 200 items and its customers have the ability to upload a custom graphic to be embroidered onto their ordered items. Since inception to December 31, 2005 Tora has incurred $6,800 on website related expenses. Additionally, website development costs of $2,838 remain as an asset on Tora’s balance sheet.

Tora signed an original five year service agreement with LA Embroidery Inc. on October 20, 2003 and successfully met its minimum order requirements criteria for the first two years. However, it became clear to Tora that meeting the minimum order requirements for the following four years could be risky because the US dollar had declined in value during 2004. On November 15, 2004 Tora successfully amended its service agreement with LA Embroidery Inc. in order to fix the minimum order requirements in US dollars and to ease the minimum order requirements in the first two years of the amended agreement. Tora did not have to pay LA Embroidery Inc. any extra payments to amend the agreement as they understood some factors were beyond Tora’s control and they are satisfied with Tora’s overall order performance to date. Tora again amended the service agreement on November 15, 2005 in order to clarify that order amounts were on cumulative basis and to slightly reduce the December 31, 2005 order requirement to US$12,000. See Exhibit 10.3 - Amended Service Agreement for more details. The new cumulative milestone minimum order requirements are as follows:

• by December 31, 2005 an amount of US$12,000
• by December 31, 2006 an amount of US$25,000
• by December 31, 2007 an amount of US$50,000

Tora met its cumulative milestone minimum order requirement of US$12,000 by December 31, 2005. Management is confident that Tora will be able to meet its milestone minimum order requirement of US$25,000 by December 31, 2006 given that Tora’s orders having been steadily growing since Tora’s website went online in April 2004. Additionally, Tora will have the cash on hand to make a lump sum payment to meet any short fall that Tora may have on December 31, 2006. If Tora meets its minimum order requirements with LA Embroidery Inc. Tora is not required to charge any costs to operations in the next twelve months.

If Tora does not meet any of these commitments, LA Embroidery Inc. may terminate the service agreement and Tora will be left without a wholesale supplier.

None of Tora’s directors or officers are affiliated with LA Embroidery Inc.

The compensation arrangement between Tora and LA Embroidery Inc. is as follows: Tora has entered into a service agreement with LA Embroidery Inc. that provides them with certain benefits, and because of these benefits they provide Tora with discounted embroidery fulfillment services. The cost of these fulfillment services are LA Embroidery Inc.’s base costs plus a profit margin of 15% for LA Embroidery Inc. LA Embroidery Inc.’s base cost is comprised of costs that they are charged by its own vendors and the labor costs that LA Embroidery Inc. pays to its own internal employees. Tora has a right to request price audits from time to time to confirm this pricing agreement. Tora’s management decides what to charge Tora’s customers on a product by product basis. Tora is ultimately responsible for providing the service requested by the customer. Tora is the primary obligor in its transactions, take all credit risk, maintain substantially all risk and rewards, have discretion in selecting the supplier, and have latitude in pricing decisions. Management considers LA Embroidery Inc. to be a fulfillment provider and Tora has the option to replace LA Embroidery Inc. or use alternate fulfillment providers at management’s discretion.

Tora’s website currently supports transactions via check, money order or wire transfer. During July 2004 Tora added Paypal as a payment option for its customers. No upfront fees are due to Paypal but they will charge Tora a commission of 3% to clear Tora’s transactions. Management thinks that this commission is reasonable given the fact that customers generally have confidence in Paypal's security and brand name. Additionally, Tora does not have the burden to retain or control confidential customer information such as credit card numbers. All of the Tora’s sales since inception have been in its local area and driven by its President with direct one to one marketing efforts. As a result, all sales have been paid for by checks and Tora’s goal of clearing its sales through Paypal has not yet been achieved

Page - 4

Tora’s website has ongoing monthly maintenance costs for web hosting and administration expenses relating to keeping the site up to date and adding new products. Tora had prepaid web hosting until July 31, 2005. Since July 31, 2005, Tora’s Vice President, Scott Randall, has donated Internet web hosting to Tora and has agreed to continue providing this free service until December 31, 2006 at a hosting facility operated by Aacom Communications Corp., a company which is owned and operated by Mr. Randall. The cost of the web hosting services is valued at $100 per month. Additionally, Mr. Randall will maintain the website and add new products to it free of charge to Tora until December 31, 2006.

Distribution of Products and Services

Tora’s products will be distributed by LA Embroidery Inc. Tora’s primary business is to take orders and execute the financial component of the transaction. From time to time, Tora’s employees may have to handle product returns and also handle special orders via e-mail, fax or telephone.

Market

Tora intends to market the website using Google AdWords. Google AdWords is a way to purchase highly targeted cost-per-click (CPC) advertising. AdWords ads are displayed along with search results on Google, as well as on search and content sites in an ad network, including AOL, EarthLink, HowStuffWorks, & Blogger.

Tora intends to target sport and business teams for its “TeamSports” brand. Tora intends to market to sports teams, business teams, clubs and other groups of people that would find Tora’s products and services useful. Tora has not performed any marketing studies to assess whether a potential market exists for Tora’s products and services or whether its market is sustainable given the potential costs to operate its business. Tora does not intend to conduct any marketing studies since Tora have already commenced operation of its website.

Principal Suppliers

The raw materials for Tora’s products come from its sole supplier, LA Embroidery Inc. of Vancouver, British Columbia, Canada. Tora is working closely with LA Embroidery Inc. under the terms of an amended service agreement. See Exhibit 10.3 - Amended Service Agreement (2nd Amendment) for more details. Tora has entered into an amended service agreement with LA Embroidery Inc. for the non-exclusive right to market LA Embroidery Inc.’s custom embroidery products and services via the Internet. The benefits of this agreement to Tora are that Tora is able to obtain wholesale pricing from LA Embroidery Inc. and that LA Embroidery Inc. will handle order fulfillment including shipping. The non-exclusive right means that LA Embroidery Inc. is not restricted to working with Tora for Internet sales, which means they could work with other Internet embroidery vendors like Tora. If LA Embroidery Inc. does not fulfill the order Tora is responsible for locating an alternate fulfillment provider.

LA Embroidery Inc. is located in Vancouver, British Columbia, Canada and has a 1,000 square foot shop and storefront. LA Embroidery Inc. owns two computer controlled embroidery machines one with a single head and the other with six heads. LA Embroidery Inc. has trained staff to manufacturer and ship custom embroidered products. Tora is required to email them the order and they will completely fulfill the order for Tora. This completely eliminates the need for Tora to maintain its own embroidery equipment and trained embroidery staff.

Technology and Intellectual Property

The raw materials for Tora’s e-commerce software come from Open Source Software. Specifically, Tora will use and adapt software from the osCommerce open source project that is located on the Internet at www.oscommerce.com. This software is available to Tora at no cost, though Tora did need to pay a consulting company to customize the software. Additionally, Tora uses a hosting service that is compatible with the osCommerce software.

Tora has no patents, trademarks, franchises, concessions or labor contracts.

Competition

Tora is not the first company engaged in such a business. The custom embroidery marketplace is extremely competitive with approximately 65 websites offering custom embroidered products and services via the Internet. Tora does not know the sales amounts of any of these websites as this information is not publicly available. Custom embroidery companies compete on price, quality, turn around time and variety of apparel. In management’s opinion, the best organized and most professionally presented competitors are:

a. Geordana Embroidery (www.geordana.ca)
b. Web Threads (www.webthreads.com)
c. Embroidery Factory (www.embroideryfactory.com)

Page - 5

Regarding Tora’s competitive position in the industry, Tora is a new entry into this marketplace and is not well known. Tora expects that it is currently behind its competitors in terms of revenue, brand awareness and market share. One feature that Tora offers that its competitors do not is the ability to allow customers to upload their custom artwork at order time. To the best of management’s knowledge no other competitor offers combined order and artwork upload service that saves the customer time and may appeal to a spur of the moment decision process for the customer.

Regulations

Tora currently does not require approval of any government to offer its products and services. Management does not expect that there will be any governmental regulations on Tora’s business. Tora is voluntarily not accepting orders from the following countries: Afghanistan, Angola, Cuba, Democratic People's Republic of Korea [North Korea], Eritrea, Federal Republic of Yugoslavia [Serbia and Montenegro], Iran, Iraq, Liberia, Libya, Myanmar [Burma], Rwanda, Sierra Leone, Syria, and Sudan.

Management expects no costs or effects of compliance of federal, state and local environmental laws on Tora’s business.

Employees and Employment Agreements

Tora has two employees - (1) its president, Ralph Biggar, who dedicates 40 hours per week to Tora’s business and (2) its vice-president, Scott Randall, who dedicates 8 hours per week to Tora’s business.

Tora relies on one key consulting company, Lancaster & David, Chartered Accountants, to prepare its financial statements. Tora is materially dependent on using a consultant such Lancaster & David to prepare its financial statements to GAAP standards as management does not have the required accounting expertise.

RISK FACTORS

You should consider each of the following risk factors and the other information in this annual report, including Tora’s financial statements and the related notes, in evaluating Tora’s business and prospects. The risks and uncertainties described below are not the only ones that impact on Tora’s business. Additional risks and uncertainties not presently known to Tora or that Tora currently considers immaterial may also impair its business operations. If any of the following risks actually occur, Tora’s business and financial results could be harmed. In that case, the trading price of Tora’s common stock could decline.

Risks associated with Tora:

1.	Tora is an early development stage company and may not be able to continue as a going concern and may not be able to raise additional financing.

A note provided by Tora’s independent auditors in Tora’s financial statements for the period from inception, July 14, 2003, through December 31, 2005 contains an explanatory note that indicates that Tora is an early development stage company and its ability to continue as a going concern is dependent on continued financial support from its shareholders, raising additional capital to fund future operations, and to attain profitable operations. The explanatory note states that, because of such uncertainties, there may be a substantial doubt about Tora’s ability to continue as a going concern. This note may make it more difficult for Tora to raise additional equity or debt financing needed to run its business and is not viewed favorably by analysts or investors. Tora urges potential investors to review this report before making a decision to invest in Tora.

2.
Tora lacks an operating history and has losses that it expects to continue into the future. If the losses continue Tora may have to suspend operations or cease operations and its stock value may decline.

Since Tora’s inception on July 14, 2003 to December 31, 2005, Tora has incurred net losses of $96,804. Tora expects to lose more money as it spends additional capital to continue development and market its products and services, and establish its infrastructure and organization to support anticipated operations. Tora cannot be certain whether it will ever earn a significant amount of revenues or profit, or, if Tora does, that Tora will be able to continue earning such revenues or profit. Also, any economic weakness may limit Tora’s ability to continue development and ultimately market its products and services. Any of these factors could cause Tora’s stock price to decline and result in you losing a portion or all of your investment.

Page - 6

3.	Tora could become non-operational if it was unable to retain its directors or officers.

Tora has no formal employment agreements with its directors or officers and their departure would result in Tora being non-operational. Management believes that Tora’s future success will depend on the abilities and continued service of its directors and officers involved in the continued development and marketing of Tora’s products and services. Tora is materially dependent on its financial consultant. If Tora is unable to retain the services of this consultant, or if Tora is unable to attract a qualified employee or financial consultant, Tora may be unable to prepare financial statements, which could cause Tora’s business to fail.

4.  Tora does not expect to pay dividends in the foreseeable future.

Tora has never paid cash dividends on its shares of common stock and has no plans to do so in the foreseeable future. Tora intends to retain earnings, if any, to develop and expand its business operations.

Risks associated with Tora’ business:

5.	Tora may not be able to generate revenue as Tora is currently dependent on a single embroidery supplier.

Tora has a service agreement with an embroidery company called LA Embroidery Inc. Tora does not have an agreement with any other embroidery companies and loss of LA Embroidery Inc. as Tora’s embroidery supplier would leave Tora without the ability to provide its products and services. Loss of LA Embroidery Inc. as a supplier would prevent Tora from fulfilling orders and thus generating revenue.

6.	Tora may experience reduced profitability if Tora is unable to satisfy the terms its service agreement with LA Embroidery Inc.

Tora has a service agreement with an embroidery company called LA Embroidery Inc. LA Embroidery Inc. will provide Tora with wholesale pricing if Tora achieves certain minimum annual order amounts. If Tora is unable to meet these minimum order amounts, LA Embroidery Inc. is not contractually obliged to provide Tora with favorable wholesale pricing. If Tora does not receive favorable wholesale pricing its cost of sales will rise and this will reduce its profitability.

7.	Tora may not be able to achieve profitability or continue to grow its revenue and this may cause its stock value to decline.

Tora launched its Internet website in April 2004 and Tora has earned $6,736 in revenue during the twelve months ended December 31, 2005. Tora has yet to achieve any level of profitability. If Tora is unable to get its revenue to exceed its costs Tora will continue to experience negative cash flow and net losses. If Tora is unable to grow its customer base management expects revenue growth to be difficult. Failure to reduce losses or to increase revenues could result in the decline of Tora’s stock value.

Risks associated with Tora’s industry:

8.	Tora may experience losses due to foreign exchange translations as a result of the volatility of the value of the US dollar.

Tora holds a significant portion of its cash reserves in US dollars and a portion of its expenses are due in Canadian dollars. Due to foreign exchange rate fluctuations, the value of these Canadian dollar expenses can result in both translation gains or losses in US dollar terms. If there was to be a significant decline in the US dollar versus the Canadian Dollar Tora’s Canadian dollar expenses would increase. Tora has not entered into derivative instruments to offset the impact of foreign exchange fluctuations. Such foreign exchange fluctuations could cause Tora to experience losses.

9.	Tora may not be able to compete effectively against its competitors and this may cause its stock value to decline.

Tora’s future success depends on its ability to compete effectively with other suppliers of custom embroidery products and services. Tora is a development stage company and launched its website at www.teamsportsembroidery.com in April 2004. Tora may have difficulty competing with established custom embroidery companies on the Internet. Some of its potential competitors are well established and have larger customer bases and better name recognition. If Tora does not compete effectively with current and future competitors Tora may not be able to generate enough revenue to be profitable. Any of these factors could cause Tora’s stock price to decline and result in you losing a portion or all of your investment.

Page - 7

10.	“Penny Stock” rules may make buying or selling Tora’s shares of common stock difficult, and severely limit the market and liquidity of the shares of common stock.

Trading in Tora’s shares of commons stock is subject to certain regulations adopted by the SEC commonly known as the “penny stock” rules. Tora’s shares of commons stock qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell the common shares in the aftermarket. The “penny stock” rules govern how broker-dealers can deal with their clients and “penny stocks”. For sales of Tora’s shares of commons stock, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you. The additional burdens imposed upon broker-dealers by the “penny stock” rules may discourage broker-dealers from effecting transactions in Tora’s shares of commons stock, which could severely limit their market price and liquidity of its shares of commons stock. This could prevent you from reselling your shares and may cause the price of the shares of commons stock to decline. See “Penny Stock rules” on page 10 for more details

Item 2. Description of Property.

Tora’s president provides office premises to Tora at no charge. The location of this office space is 205 - 1990 East Kent Avenue, Vancouver, British Columbia, Canada. The cost of the donated premises is valued at $250 per month on the financial statements. Tora rents web space on the Internet at www.teamsportsembroidery.com via a hosting provider that is supplied for free by Scott Randall, Tora’s vice-president, until December 31, 2006. Tora owns the mentioned Internet domain name providing Tora pays the ongoing annual fees of about $25 per year. Tora has no mortgage or lien on any of its property.

Tora’s office space is approximately 120 square feet and contains a desk, chair, computer, filing area and table space. All physical assets in Tora’s office are loaned to Tora by its president. Tora’s property is adequate, suitable, has enough capacity to operate its business and is in good condition.

Tora owns no real estate holdings and has no policy to acquire assets for possible capital gain or income.

Item 3. Legal Proceedings.

Tora is not a party to any pending legal proceedings and, to the best of management’s knowledge, none of Tora’s property or assets are the subject of any pending legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information

Tora’s common stock has been quoted on the NASD OTC Bulletin Board since May 6, 2005 under the symbol “TORA”. The table below gives the high and low bid information for each fiscal quarter Tora’s common stock has been quoted. The bid information was obtained from the OTC Bulletin Board and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
23 March 2006	$1.10	$1.01	Pink Sheets, LLC
31 December 2005	$1.60	$1.00	Pink Sheets, LLC
30 September 2005	$1.00	$0.65	Pink Sheets, LLC
30 June 2005	$0.65	$0.55	Pink Sheets, LLC

Page - 8

(b) Holders of Record

Tora has 12 registered holders of common stock.

(c) Dividends

Tora has declared no cash dividends on its common stock in fiscal 2005. Tora has no current plans to declare or pay any cash dividend on its common stock.

On January 31, 2006, the Board of Directors declared a stock dividend of 6.5 shares for every one share of common stock issued. The stock dividend was paid out on February 16, 2006.

(d) Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

2003 and 2004 Sales

As of December 31, 2005, Tora sold 44,831,250 (5,977,500 pre-dividend) shares of unregistered securities. All of the 44,831,250 (5,977,500 pre-dividend) shares were acquired from Tora in private placements that were exempt from registration under Regulation S of the Securities Act of 1933. Additionally, there has been one share transfer from Ralph Biggar to Scott Randall.

The sale of unregistered securities includes the following:

1.	During September 2003, Tora sold 16,875,000 (2,250,000 pre-dividend) shares of common stock to Ralph Biggar and to 1 non-affiliate purchaser for proceeds of $2,250.
2.	During October 2003, Tora sold 22,500,000 (3,000,000 pre-dividend) shares of common stock to 13 non-affiliate purchaser for proceeds of $3,000.
3.	During October 2003, Tora sold 825,000 (110,000 pre-dividend) shares of common stock to 2 non-affiliate purchasers for proceeds of $11,000.
4.
On October 20, 2003 Tora issued 1,875,000 (250,000 pre-dividend) shares of common stock to 1 non-affiliate purchaser valued at $0.10 per share under a service agreement entered into with LA Embroidery. See Exhibit 10.1 - Service Agreement for more details. The shares issued for non-cash consideration were valued based on the fair market value of the common stock on the measurement date for the transaction.

5.	During November 2003, Tora sold 525,000 (70,000 pre-dividend) shares of common stock to 7 non-affiliate purchasers for proceeds of $7,000.
6.
On September 20, 2004 Tora converted a debt of $9,500 owed to its sole director, Ralph Biggar, to equity at a price of $0.20 per share. This resulted in 356,250 (47,500 pre-dividend) shares of common stock being issued to Mr. Biggar.

7.
On October 11, 2004, Mr. Biggar transferred 1,875,000 (250,000 pre-dividend) shares of common stock held by him to Mr. Randall. Mr. Randall did not pay Mr. Biggar any compensation for these shares. Both Mr. Biggar and Mr. Randall are Canadian residents and retain only Canadian citizenship.

8.	During November 2004 Tora sold 1,875,000 (250,000 pre-dividend) shares of common stock to 10 non-affiliate purchasers for proceeds of $50,000.

With respect to all of the above offerings, Tora completed the offerings of the common stock pursuant to Rule 903 of Regulation S of the Act on the basis that the sale of the common stock was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. Tora did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares. Each purchaser represented to Tora that the purchaser was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person. The subscription agreement executed between Tora and the purchaser included statements that the securities had not been registered pursuant to the Securities Act of 1933 and that the securities may not be offered or sold in the United States unless the securities are registered under the Securities Act of 1933 or pursuant to an exemption from the Securities Act of 1933. The purchaser agreed by execution of the subscription agreement for the common stock: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933 or pursuant to an exemption from registration under the Securities Act of 1933; (ii) that Tora is required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933 or pursuant to an exemption from registration under the Securities Act of 1933; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Securities Act of 1933. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Securities Act of 1933 and could not be resold without registration under the Securities Act of 1933 or an applicable exemption from the registration requirements of the Securities Act of 1933.

Page - 9

Each purchaser was given adequate access to sufficient information about Tora to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

Stock dividend - February 2006

On January 31, 2006, the board of directors of Tora declared a stock dividend on its outstanding shares of common stock. For every share that a shareholder owned on February 14, 2006, that shareholder received an additional six and one half (6.5) shares on February 16, 2006. On February 17, 2006, the stock dividend was ex-dividend and Tora’s trading price was adjusted accordingly. The stock dividend resulted in an increase of the Tora’s issued and outstanding share capital from 5,977,500 shares of common stock to 44,831,250 shares of common stock.

(e) Penny Stock Rules

Trading in Tora’s common stock is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends Tora’s common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in Tora’s common stock, which could severely limit their market price and liquidity of Tora’s common stock.

The “penny stock” rules also imposes additional sales practice requirements on broker/dealers who sell penny stock. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Item 6. Management’s Discussion and Analysis.

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF TORA TECHNOLOGIES INC. SHOULD BE READ IN CONJUNCTION WITH THE AUDITED FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Overview

Tora is a development stage company. Tora’s principal business is the marketing of custom embroidery products and services via the Internet and its website is located at www.teamsportsembroidery.com. The current status of Tora’s business is that it has commenced initial business through the website and is generating nominal initial sales.
Financial Condition

As of December 31, 2005, Tora had a cash balance of $33,799 and since inception on July 14, 2003 Tora has earned revenue of $15,300 and had an accumulated deficit of $97,304. Management believes that Tora’s current cash will be sufficient to fully finance its operations at current and planned levels through December 31, 2006.

Page - 10

Trends, Events or Uncertainties Impacting Sales and Liquidity

Tora’s website went online in April 2004, and Tora has had 12 sales from seven different customers. Tora will need to increase the number of visitors to its website in order to increase sales and it is uncertain whether Tora’s planned advertising activities using Google AdWords will increase the number of visitors and also increase the number of sales. If Tora is unable to increase its sales this will negatively affect its liquidity.

Internal and External Sources of Liquidity

Tora’s internal sources of liquidity will be both sales it achieves through its website and loans that may be available to Tora from its directors and officers. In the past, Ralph Biggar, Tora’s president, has loaned Tora funds and converted these loans to equity. Though Tora has no written arrangements with Mr. Biggar, Tora expects that Mr. Biggar will provide Tora with internal sources of liquidity if it is required.

If required, Tora’s external sources of liquidity will be private placements for equity conducted outside the United States. Tora has not completed any definitive arrangements for any external sources of liquidity.

Material Commitments for Capital Expenditures

Over the next twelve months, Tora intends to purchase computer and peripheral equipment if profit from its sales covers the entire cost of any purchase that management plans. Tora is currently using computers and peripheral equipment belonging to its president and vice-president. If Tora is able to afford to buy computers and peripheral equipment from its profits, Tora will be able to purchase these computers and peripheral equipment from a large number of vendors. The peripheral equipment that management believes would be useful for Tora’s business would be hardware such as printers and routers.

Overview and Anticipated Expenses

Tora intends to continue to have its outside consultant assist in the preparation of its quarterly and annual financial statements and have these financial statements reviewed by its independent auditor. Tora’s outside consultant charges approximately $1,000 to assist in the preparation of Tora’s quarterly financial statements and approximately $1,500 to assist in the preparation of Tora’s annual financial statements. Tora’s independent auditor charges approximately $1,250 to review Tora’s quarterly financial statements and approximately $4,500 to audit Tora’s annual financial statements. Therefore, management has budgeted $12,750 to cover Tora’s accounting and audit requirements for the next 12 months.

Tora became a reporting company on March 29, 2005 after its Form SB-2 was declared effective by the U.S. Securities and Exchange Commission. As a result, Tora files documents with the U.S. Securities and Exchange Commission on a quarterly basis. Tora expects to incur legal and filing costs of approximately $1,000 per quarter to support its quarterly and annual filings. Therefore, Tora has budgeted $4,000 for legal and filing costs to account for three quarterly filings and one annual filing during the next 12 months.

During the next fiscal year, Tora will hire one or two employees. Tora’s president and vice-president are currently handling all aspects of Tora’s business including management, web development and order handling. Any new employees would telecommute from their homes and would be responsible for the following tasks:

•	Confirmation of customer orders through Tora’s website and coordinating fulfillment of the orders through LA Embroidery.

•	Handling customer service activities such as responding the customer emails and telephone calls.

•	Updating of the website to add new products and maintain product descriptions and pricing.

•	Verification of customer artwork that is uploaded with product orders.

•	Maintain sales records.

•	Manage and monitor Tora’s Google AdWords account.

•	Manage and monitor Tora’s Paypal account

•	Monitor Tora’s bank account to verify Paypal funds are received.

•	Handle customer issues and escalate as required to Tora’s president.

Page - 11

Management plans on paying any new employees between CDN$10 to CDN$15 per hour. The appropriate date to hire new employees will be made when management determines that the order flow through Tora’s website is significant enough to support the hiring.

Management has delayed its plan to use Google AdWords. Management has delayed Tora’s Ad Words advertising plan until management understands all the issues related to ‘click skewing’ that have been reported by the media. “Click skewing” refers to the practice of skewing pay-per-click advertising data by generating illegitimate hits.

Also, Tora is currently negotiating with Manhattan Assets Corp. for the acquisition of all of the outstanding shares of Makeup Incorporated, a private Nevada company engaged in the e-commerce of makeup products. Terms and conditions of any agreement reached will be reported once negotiations have concluded. To date, no agreement has been signed by the parties and there is no assurance that Tora will be able to reach an agreement to acquire Makeup Incorporated from Manhattan Assets Corp.

The share acquisition will subject to the following conditions:

1.	Tora will complete its due diligence on Makeup Incorporated and its assets.
2.	Makeup Incorporated will complete its due diligence on Tora.
3.	Manhattan Assets Corp. and Makeup Incorporated will obtain all necessary consents for the transfer of beneficial ownership in the domain name .
4.	The parties will agree on a purchase price for the shares of Makeup Incorporated.
5.	Makeup Incorporated will be required to produce up to date audited financial statements.
6.	Tora will prepare and file all required documents and information with the applicable regulatory authorities to give effect to the share acquisition.

The parties are currently conducting due diligence on the other party. At this time, no closing date has been set as the parties continue to negotiate the closing terms and conduct their respective due diligence on one another.

If Tora is able to complete the acquisition with Manhattan Assets Corp., Tora will need to obtain additional financing over the next twelve months.

Results of Operation

Revenues

For the fiscal year ended December 31, 2005, Tora recorded sales of $6,736 compared with $8,564 for the previous fiscal year. The reason for the drop in sales is that Tora currently has a small number of customers and that any single order can cause Tora’s sales values to vary significantly. Additionally, gross profit from sales for the fiscal year ended December 31, 2005 was $1,506 compared with $1,748 for the previous fiscal year.

For the period from inception on July 14, 2003, to December 31, 2005, Tora recorded sales of $15,300. The gross profit from these sales was $3,254.

Expenses

Expenses for the fiscal year ended December 31, 2005, were $39,818 compared with $46,790 for the previous fiscal year. Professional fee expenses decreased to $13,774 compared with $20,280 for the previous fiscal year. General and administrative expenses decreased to $2,699 compared with $3,829 for the previous fiscal year. Donated rent remained equal at $3,000 the same as the previous fiscal year. Donated services remained equal at $12,000 the same as the previous fiscal year. Amortization expenses increased to $8,264 compared with $7,698 for the previous fiscal year. Finally, foreign exchange decreased to a loss of $81 compared with a gain of $17 for the previous fiscal year.

Expenses for the period from inception on July 14, 2003, to December 31, 2005, were $100,558. For this period, Tora expensed $38,054 on professional fees. Tora’s president has provided Tora with donated services, which has been expensed at $29,500 and donated rent which has been expensed at $7,375. Tora had general and administrative expenses of $8,603, which includes $500 for donated web hosting services provided by Tora’s vice-president. Tora had amortization expenses of $16,962 and foreign currency expenses of $64.

Page - 12

Liquidity and Capital Resources

Tora had working capital of $27,983 as of December 31, 2005, compared with $42,531 as of December 31, 2004.

For the fiscal year ended December 31, 2005, net cash used in operating activities decreased to $14,980 compared with $17,246 for the previous fiscal year. Net cash provided by financing activities decreased to $nil for the fiscal year ended December 31, 2005 as compared with $59,500 for the previous fiscal year.

Management believes that Tora’s current cash will be sufficient to fully finance its operations at current and planned levels through December 31, 2006. Management intends to manage Tora’s expenses and payments to preserve cash until Tora is profitable, otherwise additional financing must be arranged. Specifically such cash management actions include donation of rent and services by Tora’s directors and officers. Tora’s vice-president will donate Internet web hosting to Tora until December 31, 2006 at a hosting facility operated by Aacom Communications Corp., a company which is owned and operated by Tora’s vice-president. Additionally, Tora’s vice-president will maintain the website and add new products to it free of charge to Tora until December 31, 2006. This donation arrangement is valid with Tora’s vice-president unless Tora makes a significant change to its business that causes Tora’s vice president to incur substantial costs.

Tora cannot be certain that any required additional financing will be available on terms favorable to Tora. If additional funds are raised by the issuance of its equity securities, such as through the issuance of stock, then existing shareholders will experience dilution of their ownership interest. If additional funds are raised by the issuance of debt or other equity instruments, Tora may become subject to certain operational limitations, and issuance of such securities may have rights senior to those of the then existing holders of common stock. If adequate funds are not available or not available on acceptable terms, Tora may not be able to fund expansion.

Critical Accounting Policies

Tora’s discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. On an on going basis, management re-evaluates its estimates and judgments, including but not limited to, those related to revenue recognition and collectibility of accounts receivable. Critical accounting policies identified are as follows:

Revenue Recognition

Tora recognizes revenue from the sale of custom embroidery products and services through the Internet in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured.

Foreign Currency Translation

Tora’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. Tora has not, to the date of the financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuation.

Website Development Costs

Tora recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Relating to website development costs Tora follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs”.

Item 7. Financial Statements

See audited financial statements for the period ended December 31, 2005 attached as an Exhibit to this Form 10-KSB.

Page - 13

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are no changes in and disagreements with Tora’s accountants on accounting and financial disclosure. Tora’s Independent Registered Public Accounting Firm from inception to the current date is Manning Elliot LLP, Chartered Accountants, 1100 - 1050 West Pender Street, Vancouver, British Columbia, V6E 3S7, Canada.

Item 8A. Controls and Procedures.

Disclosure Controls and Procedures

Ralph Biggar, Tora’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Tora’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act” )) as of the end of the period covered by this annual report (the “Evaluation Date”). Based on such evaluation, Mr. Biggar has concluded that, as of the Evaluation Date, Tora’s disclosure controls and procedures are effective in alerting Tora on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act.

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes in Tora’s internal controls or, to Tora’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the date Tora carried out this evaluation.

Item 8B. Other Information

During the fourth quarter of the year covered by this Form 10-KSB, Tora had no information to be disclosed as required on a Form 8-K that was not disclosed.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a) Identify Directors and Executive Officers

The directors named below will serve until the next annual meeting of the stockholders. T hereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the discretion of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the directors and officers and any other person pursuant to which any director or officer was to be selected as a director or officer.

The names, addresses, ages and positions of Tora’s present officers and directors are set forth below:

Name and Address	Age	Positions
Ralph Biggar 308 - 1880 Kent Street Vancouver, British Columbia V5P 2S7 Canada	41	Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and director
Scott Randall 12040 - 555 Howe Street Vancouver, British Columbia V6B 4N4 Canada	42	Vice-President and director

Ralph Biggar ● Mr. Biggar (41 years old) has been a director and officer of Tora since July 2003. Mr. Biggar was a stockbroker from 1990 to March 2000 for Georgia Pacific Securities in Vancouver, Canada. In June 2000, Mr. Biggar founded Canwood Capital Corp. which specialized in assisting high net worth individuals to look for investment opportunities in venture companies. Mr. Biggar resigned as director and officer of Canwood Capital on September 20, 2004 in order to focus entirely on Tora’s business. Canwood Capital had a small clientele of Canadian investors and private companies that Mr. Biggar brought together to carry out private placements. Mr. Biggar still retains 100% ownership of Canwood Capital. However, Canwood Capital currently has no directors or officers and is no longer carrying on business. Mr. Biggar intends to devote 40 hours per week towards the management and development of Tora’s business.

Page - 14

Scott Randall ● Mr. Randall (42 years old) has been a director and officer of Tora since October 2004. From October 1997 to the present, Mr. Randall has been the president of his own consulting firm Aacom Communications Corp. As the president of Aacom Communications Corp., Mr. Randall is responsible for all aspects of the business including all technical and administrative activities. The business of Aacom Communications Corp. is to provide services in the area of computer hardware, software development and Internet backbone access for its clients. From June 2000 to July 2002, Mr. Randall was responsible for managing the technical, software and application development team in a joint venture between Aacom Communications Corp., ScreenPhone.net Inc. and Korean based Samsung Electronics Co. on a touch screen VoIP phone project. Mr. Randall intends to devote 8 hours per week towards the management and development of Tora’s business.

(b) Identify Significant Employees

Tora does not have any significant employees other than Messrs. Biggar and Randall. For its accounting, Tora utilizes the consulting services of Lancaster & David, Chartered Accountants of Vancouver, Canada to assist in the preparation of its financial statements in accordance with accounting principles generally accepted in the United States from its internal accounting data.

(c) Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Tora to become directors or executive officers.

(d) Involvement in Certain Legal Proceedings

(1)
No bankruptcy petition has been filed by or against any business of which any director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

(2)	No director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offences).

(3)
No director has been subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

(4)
No director has been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

(e) Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and Tora is not aware of any failures to file a required report during the period covered by this annual report.

(f) Audit Committee Financial Expert

Tora does not have a financial expert serving on an audit committee. Tora utilizes its consulting accountants Lancaster & David to assist in the preparation of its financial statements in accordance with generally accepted accounting principles (“GAAP”) from its bank statements and invoices. Tora does not have an audit committee at this time because Tora has nominal revenue.

Page - 15

(g) Identification of Audit Committee

Tora does not have a separately-designated standing audit committee. Rather, Tora’s audit committee is comprised of its board of directors. However, none of the members of the audit committee meet the independent requirements for an audit committee member. Tora’s audit committee is responsible for: (1) selection and oversight of Tora’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by Tora’s employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

(h) Code of Ethics

Tora has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. A copy of Tora’s adopted code of ethics is attached to this annual report. See Exhibit 99.1 - Code of Ethics for more information. Also, Tora’s code of ethics has been posted on its website at www.teamsportsembroidery.com. Tora undertakes to provide any person with a copy of its code of ethics free of charge. Please contact Ralph Biggar at 604-306-2525 to request a copy of Tora’s code of ethics. Management believes Tora’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 10. Executive Compensation.

SUMMARY COMPENSATION TABLE

Long-term compensation
		Annual compensation			Awards	Payouts
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other annual compen-sation ($) (e)	Restricted stock awards ($) (f)	Securities underlying options/ SARs (#) (g)	LTIP Payouts ($) (h)	All other compen-sation ($) (i)
Ralph Biggar CEO, CFO, President, and Director July 2003 to present	2003 2004 2005	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil
Scott Randall Vice-President and Director Oct 2004 to present	2003 2004 2005	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil

Tora has no standard arrangements such as an active employment or consulting contract in regarding to compensating Messrs. Biggar or Randall for their services to Tora. Tora provides no pension plan for Messrs. Biggar or Randall. Messrs. Biggar or Randall will not be reimbursed for past services. Messrs. Biggar or Randall will not receive any monthly, annual or long-term compensation. Tora has no policy to compensate its directors for director services such as committee participation or special assignments. Tora has no other arrangements with its directors.

Item 11. Security Ownership of Certain Beneficial Holders and Management.

Security Ownership of Certain Beneficial Owners (more than 5%)

The following table sets forth, as of the date of this annual report, the total number of common shares owned beneficially by Tora’s sole director, officer and key employee, individually and as a group, and the present owners of 5% or more of Tora’s total outstanding common shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

Page - 16

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner [1]	Percent of Class [2]
common stock	Ralph Biggar 308 - 1880 Kent Street Vancouver, British Columbia V5P 2S7 Canada	13,481,250	30.1%
common stock	Fete Enterprises S.A. Salduba Building, Third Floor 53rd East Street, Urbanizacion Obarrio P.O. Box 7284, Panama 5, Republic of Panama	4,462,500	9.9%
common stock	Susan Jeffs Third Floor 346 Kensington High Street London, United Kingdom W14 8NS	3,346,275	7.5%
common stock	Ulex Holdings S.A. Salduba Building, Third Floor 53rd East Street, Urbanizacion Obarrio P.O. Box 7284, Panama 5, Republic of Panama	3,825,000	8.5%
common stock	Silver Road Corporation Salduba Building, Third Floor 53rd East Street, Urbanizacion Obarrio P.O. Box 7284, Panama 5, Republic of Panama	3,187,500	7.1%
[1] The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-KSB from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.
[2] Based on 44,831,250 shares of common stock issued and outstanding as of March 27, 2006.

Security Ownership of Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class [1]
common stock	Ralph Biggar 308 - 1880 Kent Street Vancouver, British Columbia V5P 2S7 Canada	13,481,250	30.1%
common stock	Scott Randall 12040 - 555 Howe Street Vancouver, British Columbia V6B 4N4 Canada	1,875,000	4.2%
common stock	Directors and Executive Officers as a group	15,356,250	34.3%
[1] Based on 44,831,250 shares of common stock issued and outstanding as of March 27, 2006.

Changes in Control

Tora is not aware of any arrangement that may result in a change in control of Tora.

Page - 17

Item 12. Certain Relationships and Related Transactions.

(a) Relationships with Insiders

During the last two fiscal years, no director, executive officer or security holder has had any direct or indirect material interest in any transaction or a series of similar transactions that exceeded $60,000 to which Tora was a party.

(b) Transactions with Promoters

Ralph Biggar is the sole promoter of Tora. Mr. Biggar is the only person who has taken an initiative in founding and organizing its current business. Mr. Biggar has not received anything of value from Tora nor is Mr. Biggar entitled to receive anything of value from Tora for services provided as a promoter.

Item 13. Exhibits.

(a) Index to and Description of Exhibits.

Exhibit	Description	Status
Exhibit A	Audited Financial Statements as of December 31, 2005 and for the period July 14, 2003 to December 31, 2005.	Included
3.1	Articles of Incorporation of Tora Technologies Inc. filed as an Exhibit to Tora’s Form SB-2 filed on March 5, 2004 and incorporated herein by reference.	Filed
3.2	By-Laws of Tora Technologies Inc. filed as an Exhibit to Tora’s Form SB-2 filed on March 5, 2004 and incorporated herein by reference.	Filed
4.1	Instrument Defining the Rights of Security Holders filed as an Exhibit to Tora’s Form SB-2 filed on March 5, 2004 and incorporated herein by reference.	Filed
10.1	Service Agreement between Tora Technologies Inc. and LA Embroidery Inc. dated October 20, 2003 filed as an Exhibit to Tora’s Form SB-2 filed on March 5, 2004 and incorporated herein by reference.	Filed
10.2

Amended Service Agreement between Tora Technologies Inc. and LA Embroidery Inc. dated November 15, 2004 filed as an Exhibit to Tora’s Form SB-2 filed on February 4, 2005 and incorporated herein by reference.

Filed
10.3	Amended Service Agreement (2nd Amendment) between Tora Technologies Inc. and LA Embroidery Inc. dated November 15, 2005.	Included
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Code of Ethics	Included
99.2	Audit Committee Charter	Included
99.3	Disclosure Committee Charter	Included

Page - 18

Item 14.   Principal Accounting Fees and Services

(1)   Audit Fees and Related Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for Tora’s audit of annual financial statements and for review of financial statements included in Tora’s Form 10-QSB’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2005 - $6,250 - Manning Elliot - Chartered Accountants
2004 - $6,750 - Manning Elliot - Chartered Accountants

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Tora’s financial statements and are not reported in the preceding paragraph:

2005 - $nil - Manning Elliot - Chartered Accountants
2004 - $nil - Manning Elliot - Chartered Accountants

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2005 - $nil - Manning Elliot - Chartered Accountants
2004 - $nil - Manning Elliot - Chartered Accountants

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1) and (2) was:

2005 - $nil - Manning Elliot - Chartered Accountants
2004 - $nil - Manning Elliot - Chartered Accountants

(5) Tora’s audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit Tora’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil.

Page - 19

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, Tora Technologies Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

TORA TECHNOLOGIES INC.

By:/s/ Ralph Biggar
Name:  Ralph Biggar
Title: Director and CEO
Dated: March 28, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Tora Technologies Inc. and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Ralph Biggar	President, Principal Executive Officer, Principal Financial Officer and member of the Board of Directors	March 28, 2006
/s/ Scott Randall	Vice-President and member of the Board of Directors	March 28, 2006

Page - 20

Exhibit 31

Page - 21

TORA TECHNOLOGIES INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Ralph Biggar, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Tora Technologies Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: March 28, 2006

/s/ Ralph Biggar
Ralph Biggar
Chief Executive Officer

Page - 22

TORA TECHNOLOGIES INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Ralph Biggar, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Tora Technologies Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: March 28, 2006

/s/ Ralph Biggar
Ralph Biggar
Chief Financial Officer

Page - 23

Exhibit 32

Page - 24

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Tora Technologies Inc. (“Tora”) on Form 10-KSB for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ralph Biggar, President and Chief Executive Officer of Tora and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Ralph Biggar
Ralph Biggar
Chief Executive Officer

March 28, 2006

Page - 25

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Tora Technologies Inc. (“Tora”) on Form 10-KSB for the period ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ralph Biggar, Chief Financial Officer of Tora and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

/s/ Ralph Biggar
Ralph Biggar
Chief Financial Officer

March 28, 2006

Page - 26

Exhibit A

Page - 27

Tora Technologies Inc.
(A Development Stage Company)
December 31, 2005

Index

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Cash Flows

Statements of Stockholders’ Equity

Notes to the Financial Statements

Page - 28

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Tora Technologies Inc. (A Development Stage Company)

We have audited the accompanying balance sheets of Tora Technologies Inc. (A Development Stage Company) as of December 31, 2005 and 2004 and the related statements of operations, cash flows and stockholders’ equity for the years ended December 31, 2005 and 2004 and accumulated for the period from July 14, 2003 (Date of Inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Tora Technologies Inc. (A Development Stage Company) as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and accumulated for the period from July 14, 2003 (Date of Inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated profitable operations since inception and will need additional equity financing to begin realizing its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ “Manning Elliott LLP”
CHARTERED ACCOUNTANTS
Vancouver, Canada

February 16, 2006

Page - 29

Tora Technologies Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	December 31, 2005 $	December 31, 2004 $

ASSETS

Current Assets

Cash	33,799	48,779
Prepaid expenses	850	1,250

Total Current Assets	34,649	50,029

Service rights (Note 4)	17,000	23,000
Website development costs (Note 2(k))	2,838	5,102

Total Assets	54,487	78,131

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	1,916	2,998
Accrued liabilities	4,750	4,500

Total Liabilities	6,666	7,498

Commitments and Contingencies (Notes 1 and 4)
Subsequent Events (Note 7)

Stockholders’ Equity

Common Stock, 75,000,000 shares authorized, $0.001 par value 44,831,250 shares issued and outstanding (Notes 5 and 7)	44,831	44,831

Additional Paid in Capital (Note 5)	62,919	62,919

Donated Capital (Note 3)	37,375	21,875

Deficit Accumulated During the Development Stage	(97,304)	(58,992)

Total Stockholders’ Equity	47,821	70,633

Total Liabilities and Stockholders’ Equity	54,487	78,131

(The accompanying notes are an integral part of the financial statements)

Page - 30

Tora Technologies Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)

	Accumulated From July 14, 2003 (Date of Inception)	For the Year Ended	For the Year Ended

	to December 31,	December 31,	December 31,
	2005	2005	2004
	$	$	$

Sales	15,300	6,736	8,564

Cost of Goods Sold	12,046	5,230	6,816

Gross Profit	3,254	1,506	1,748

Expenses

Amortization	16,962	8,264	7,698
Donated rent (Note 3)	7,375	3,000	3,000
Donated services (Note 3)	29,500	12,000	12,000
Foreign exchange	64	81	(17
General and administrative	8,603	2,699	3,829
Professional fees	38,054	13,774	20,280

Total Expenses	100,558	39,818	46,790

Net Loss for the Period	(97,304)	(38,312	(45,042

Net Loss Per Share - Basic and Diluted (Note 7)		-	-

Weighted Average Shares Outstanding (Note 7)		44,831,000	42,953,000

(The accompanying notes are an integral part of the financial statements)

Page - 31

Tora Technologies Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)

	Accumulated
	From
	July 14, 2003	For the Year	For the Year
	(Date of Inception)	Ended	Ended
	to December 31,	December 31,	December 31,
	2005	2005	2004
	$	$	$

Operating Activities

Net loss	(97,304)	(38,312)	(45,042)

Adjustments to reconcile net loss to net cash used in operations

Amortization	16,962	8,264	7,698
Donated services and rent	37,375	15,500	15,000

Change in operating assets and liabilities

(Increase) decrease in prepaid expenses	(850)	400	1,600
Increase (decrease) in accounts payable and accrued liabilities	6,666	(832)	3,498
-
Net Cash Used in Operating Activities	(37,151)	(14,980)	(17,246)

Investing Activities

Purchase of service rights	(5,000)	-	-
Website development costs	(6,800)	-	-

Net Cash Used by Investing Activities	(11,800)	-	-

Financing Activities

Advances from related party	9,500	-	9,500
Issuance of common stock for cash	73,250	-	50,000

Net Cash Provided by Financing Activities	82,750	-	59,500

Increase (Decrease) in Cash	33,799	(14,980)	42,254

Cash - Beginning of Period	-	48,779	6,525

Cash - End of Period	33,799	33,799	48,779

Non-Cash Financing Activities

Common stock issued for settlement of debt	9,500	-	9,500
Common stock issued for service agreement	25,000	-	-

Supplemental Disclosures

Interest paid	-	-	-
Income tax paid	-	-	-

(The accompanying notes are an integral part of the financial statements)

Page - 32

Tora Technologies Inc.
(A Development Stage Company)
Statements of Stockholders’ Equity
From July 14, 2003 (Date of Inception) to December 31, 2005
(expressed in U.S. dollars)

					Deficit
					Accumulated
			Additional		During the
	Common Shares		Paid In	Donated	Development
		Amount	Capital	Capital	Stage	Total
	#	$	$	$	$	$

Balance - July 14, 2003 (Date of Inception)	-	-	-	-	-	-

Shares issued for cash at $0.00013 per share	39,375,000	39,375	(34,125)	-	-	5,250

Shares issued for cash at $0.013 per share	1,350,000	1,350	16,650	-	-	18,000

Shares issued for acquisition of service rights at $0.013 per share	1,875,000	1,875	23,125	-	-	25,000

Donated services and rent (Note 3)	-	-	-	6,875	-	6,875

Net loss for the period	-	-	-	-	(13,950)	(13,950)

Balance - December 31, 2003	42,600,000	42,600	5,650	6,875	(13,950)	41,175

Shares issued for settlement of debt at $0.027 per share	356,250	356	9,144	-	-	9,500

Shares issued for cash at $0.027 per share	1,875,000	1,875	48,125	-	-	50,000

Donated services and rent (Note 3)	-	-	-	15,000	-	15,000

Net loss for the year	-	-	-	-	(45,042)	(45,042)

Balance - December 31, 2004	44,831,250	44,831	62,919	21,875	(58,992)	70,633

Donated services and rent (Note 3)	-	-	-	15,500	-	15,500

Net loss for the year	-	-	-	-	(38,312)	(38,312)

Balance - December 31, 2005	44,831,250	44,831	62,919	37,375	(97,304)	47,821

On January 31, 2006, the Company declared a stock dividend of 6.5 new common shares for every one common share outstanding. This resulted in an increase of the Company’s issued and outstanding common shares from 5,977,500 to 44,831,250 common shares. All share amounts have been retroactively adjusted for all periods presented.

(The accompanying notes are an integral part of the financial statements)

Page - 33

Tora Technologies Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2005
(expressed in U.S. dollars)

1. Development Stage Company

Tora Technologies Inc. (the “Company”) was incorporated in the State of Nevada, U.S.A. on July 14, 2003 and is based in Vancouver, B.C., Canada. The Company's principal business is the marketing of custom embroidery products and services through the Internet.

The Company is in the early development stage. In a development stage company, management devotes most of its activities in developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products and services at a profit. As at December 31, 2005, the Company has working capital of $27,983 and has accumulated losses of $97,304 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

The Company filed an SB-2 Registration Statement with the United States Securities and Exchange Commission that was declared effective on March 29, 2005, to register 29,475,000 (split adjusted) common shares for resale by existing shareholders of the Company. The Company did not receive any proceeds from the resale of shares of common stock by the selling stockholders.

2.	Summary of Significant Accounting Policies

(a)	Basis of Presentation

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

(b)	Use of Estimates

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

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

(d)	Foreign Currency Translation

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

Page - 34

Tora Technologies Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2005
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

(e)	Stock-Based Compensation

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

(f)	Basic and Diluted Net Income (Loss) Per Share

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

(g)	Financial Instruments

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

(h)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As of December 31, 2005 and 2004, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

(i)	Revenue Recognition

The Company recognizes revenue from the sale of custom embroidery products and services through the Internet in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured.

(j)	Concentrations

For the year ended December 31, 2005, the Company generated sales from four customers representing the following percentage of sales: Customer A - 56% ($3,798); Customer B - 22% ($1,499); Customer C - 16% ($1,069); Customer D - 6% ($370). For the year ending December 31, 2004, the Company generated sales from five customers ranging from 11% to 39% of sales. The Company purchases all of its products from one vendor, LA Embroidery Inc. (Refer to Note 4).

Page - 35

Tora Technologies Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2005
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

(k)	Website Development Costs

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

	Cost $	Accumulated Amortization $	2005 Net Carrying Value $	2004 Net Carrying Value $

Website domain name	300	175	125	225
Website development costs	6,500	3,787	2,713	4,877

	6,800	3,962	2,838	5,102

(l)	Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

Page - 36

Tora Technologies Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2005
(expressed in U.S. dollars)

2.	Summary of Significant Accounting Policies (continued)

(l) Recent Accounting Pronouncements (continued)

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

3. Related Party Balances/Transactions

(a)
The President of the Company provides management services and office premises to the Company at no charge. These donated services are valued at $1,000 per month and donated office premises are valued at $250 per month. A total of $12,000 and $3,000, respectively, were charged to operations and recorded as donated capital for the years ended December 31, 2005 and 2004.

(b)
The Vice-President of the Company provides internet web hosting services to the Company at no charge. These donated services are valued at $100 per month. A total of $500 was charged to operations and recorded as donated capital for the year ended December 31, 2005.

4. Service Rights

The Company entered into a Service Agreement (the “Service Agreement”) dated November 15, 2005, which superseded an agreement dated October 20, 2003, as amended on November 15, 2004 (the “Original Agreement”), with LA Embroidery Inc. (“LA”), a company based in Vancouver, Canada, for the non-exclusive rights to market LA’s custom embroidery products and services via the Internet expiring December 31, 2008. Under the Original Agreement, the Company paid $5,000 and issued 250,000 common shares at an estimated fair value of $0.10 per share. Under the Service Agreement, the Company is committed to ordering a cumulative minimum of $12,000 of LA’s products and services by December 31, 2005 (fulfilled), a cumulative minimum of $25,000 by December 31, 2006, and a cumulative minimum of $50,000 by December 31, 2007. The costs of acquiring the rights are being amortized on a straight-line basis over the term of the Service Agreement.

	Cost $	Accumulated Amortization $	2005 Net Carrying Value $	2004 Net Carrying Value $

Service Rights	30,000	13,000	17,000	23,000

Page - 37

Tora Technologies Inc.
(A Development Stage Company)
Notes to the Financial Statements
December 31, 2005
(expressed in U.S. dollars)

5. Common Shares

(a)	During November 2004, the Company issued 1,875,000 (split adjusted) common shares at $0.027 per share for cash proceeds of $50,000.

(b)	On September 20, 2004, the Company issued 356,250 (split adjusted) common shares at $0.027 per share for debt settlement of $9,500.

(c)
On January 31, 2006, the Company declared a stock dividend of 6.5 new common shares for every one common share outstanding. This resulted in an increase of the Company’s issued and outstanding common shares from 5,977,500 to 44,831,250 common shares. All share amounts have been retroactively adjusted for all periods presented.

6. Income Tax

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted Statement of Financial Accounting Standards No. 109 (“SFAS 109”) as of its inception. The Company has incurred net operating losses of $45,665, which expire starting in 2023. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended December 31, 2005 and 2004, the valuation allowance established against the deferred tax assets increased by $5,403 and $10,580, respectively.

The components of the net deferred tax asset at December 31, 2005 and 2004, and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are scheduled below:

	2005 $	2004 $

Net Operating Loss Carry forwards	45,665	31,117

Statutory Tax Rate	35%	34%

Effective Tax Rate	-	-

Deferred Tax Asset	15,983	10,580

Valuation Allowance	(15,983)	(10,580)

Net Deferred Tax Asset	-	-

7. Subsequent Event

On January 31, 2006, the Company declared a stock dividend of 6.5 new common shares for every one common share outstanding. This resulted in an increase of the Company’s issued and outstanding common shares from 5,977,500 to 44,831,250 common shares. All share amounts have been retroactively adjusted for all periods presented.

Page - 38

Exhibit 99.1

Page - 39

TORA TECHNOLOGIES INC.

Code of Ethics

Overview

Tora has adopted a code of ethics (the “Code”) that is applicable to every officer, director, employee and consultant of the company and its affiliates (collectively the “Employee” or “Employees”). The Code reaffirms the high standards of business conduct required of all Employees. The Code is part of Tora’s continuing efforts to (1) ensure that it complies with all applicable laws, (2) have an effective program in place to prevent and detect violations of law, and (3) educate and train its Employees to be aware and understand ethical business practices. In most circumstances, the Code sets standards that are higher than the law requires.

Tora has also adopted eight corporate values: Focus, Respect, Excellence, Accountability, Teamwork, Integrity, Open Communications and Positive Attitude. See Schedule “A” for a statement on each value. The values have been adopted to provide a framework for all Employees in conducting themselves in their jobs. These values are not intended to substitute for the Code, but will serve as guidelines in helping the Employees to conduct Tora’s business in accordance with the Code.

The Code is not intended to cover every possible situation in which an Employee may find himself or herself. It is meant to give each Employee the boundaries within which Tora expects each Employee to conduct himself or herself while representing Tora. An Employee may find himself or herself in a situation where there is no clear guidance given by the Code. If that occurs, return to the objective stated below: common sense, good judgment, high ethical standards and integrity, and refer to Tora‘s values. In addition, there are many resources upon which an Employee may rely, including the President and other Tora officers and management. Together all Employees can continue to make Tora a company that sets a standard for fashion service companies.

Objective

One of Tora’s objectives is to conduct all business operations in the utmost ethical manner utilizing common sense, good judgment, high ethical standards and integrity. Tora cares about its Employees, shareholders, clients, suppliers, and the communities in which it conducts its business operations. In the course of meeting its business objectives, Tora considers it essential that all Employees understand and comply with the Code and therefore share and participate in Tora’s way of conducting business.

Standard of Conduct

Tora insists that all aspects of its business operations are conducted with honesty, integrity and fairness, and with respect for the interests of those affected by its business and activities. Tora also expects the same in its relationships with all those with whom it does business.

Each Employee must maintain and foster integrity and honesty in all dealings with clients and all business transactions. Each Employee must commit to act according to the highest ethical standards and is expected to apply ethical business practices in administrative and financial aspects of the business operations of Tora.

Page - 40

No code of conduct can hope to lay down appropriate behavior for every situation, nor should it seek to do so. Each Employee is required to make a careful and considered judgment of what is right and proper in any particular situation.

It is the obligation of every Employee in conducting the business operations of Tora to be responsible, honest, trustworthy, conscientious, and dedicated to the highest standards of ethical business practices. Accordingly, all Employees are required to avoid not only impropriety, but also the appearance of impropriety in conducting the business operations of Tora.

Obeying the Law

All Employees of Tora are required to comply with (1) the letter and the spirit of laws and regulations of the countries in which Tora conducts business operations, (2) the accepted business practices in commercial markets, and (3) any contractual terms and conditions applicable to any business transaction.

It is expected that each Employee will use common sense, good judgment, high ethical standards and integrity in all the Employee’s business dealings.

Each Employee must commit to know and abide by all applicable laws and regulations. Employees are expected to be familiar with the Code as it applies to their duties. Each Employee is required to follow and to comply with the Code. A refusal by any Employee to agree to be bound by the Code will be grounds for discipline up to and including dismissal.

A breach of any law, regulation or ethical standard by any Employee will not be justified by the pursuit of profit or the departure from acceptable practice by competitors.

Enforcement of Code

The Code will be enforced at all levels fairly and without prejudice. Any breach of any standard of the Code may result in disciplinary action, up to and including termination.

Ralph Biggar, Tora’s chief executive officer, has been appointed as Compliance Officer of Tora, responsible for overseeing compliance with, and enforcement of, the Code. Scott Randall, Tora’s vice-president, has been appointed as Assistant Compliance Officer of Tora, responsible for overseeing compliance with, and enforcement of, the Code. If an Employee encounters a situation that the Employee is not able to resolve by reference to the Code, the Employee should ask for help from the Compliance Officer or the Assistant Compliance Officer if they need assistance in understanding or interpreting any part of the Code.

Any Employee who, in good faith, has reason to believe any operation or activity of Tora is in violation of the law or of the Code must call the matter to the attention of the Compliance Officer. See Schedule “B” for a non-exhaustive list of reportable violations.

If the Employee has reason to believe that it would be inappropriate to report the operation or activity to the Compliance Officer, the Employee should report it to the Assistant Compliance Officer. All reports will be reviewed and investigated and as necessary under the circumstances, and the reporting Employee should provide sufficient information to enable a complete investigation to be undertaken.

Any Employee who makes an allegation in good faith reasonably believing that a person has violated the law or the Code will be protected against retaliation.

Page - 41

Violations of the law or the Code will subject Employees to disciplinary action, up to and including termination of employment. In addition, Employees involved may subject themselves and Tora to severe penalties, including fines and possible imprisonment. Compliance with the law and high ethical standards in the conduct of Tora’s business should be a top priority for each Employee.

Insider Trading, Securities Compliance and Public Statements

Securities laws prohibit anyone who is in possession of material, non-public information (“Insider Information”) about a company from purchasing or selling stock of that company, or communicating the information to others. Information is considered “material” if a reasonable investor would consider it to be important in making a decision to buy or sell that stock. Some examples include financial results and projections, new products, acquisitions, major new contracts or alliances prior to the time that they are publicly announced. Employees who become aware of such Inside Information about Tora must refrain from trading in the shares of Tora until the Inside Information is publicly announced.

Employees must also refrain from disclosing the insider Information to persons who do not have a need to know, whether they are inside Tora or outside, such as spouses, relatives or friends.

Tora makes regular formal disclosures of its financial performance and results of operations to the investment community. Tora also regularly issues press releases. Other than those public statements, which go through official channels, Employees are prohibited from communicating outside Tora about Tora’s business, financial performance or future prospects. Such communications include questions from securities analysts, reporters or other news media, but also include seemingly innocent discussions with family, friends, neighbors or acquaintances.

Financial Reporting

Tora is required to maintain a variety of records for purposes of reporting to the government. Tora requires all Employees to maintain full compliance with applicable laws and regulations requiring that its books of account and records be accurately maintained. Specifics of these requirements are available from the Compliance Officer.

Accuracy of Records

Tora’s accounting records and supporting documents must accurately describe and reflect the nature and result of Tora’s business operations. All activities and results of Tora’s business operations must be presented in a fair and balanced manner.

All business transactions must be properly authorized as well as completely and accurately recorded on Tora’s books. Procedures for doing so must comply with Tora’s financial policy and follow Tora’s policy for authorization and documentation, as well as follow generally accepted accounting practices. Budget proposals and other financial evaluations and forecasts must fairly represent all information relevant to the business transaction. In addition, no unrecorded cash funds or other asset accounts will be established or maintained for any purpose. Misapplication or improper use of corporate or property or false entry to records by any Employee or by others must be reported to Tora’s Board of Directors.

Page - 42

Record Keeping and Retention

To help maintain the integrity of Tora’s record-keeping and reporting systems, each Employee must know his or her area’s records retention procedures, including how data is stored and retrieved. It is that person’s responsibility to know how to document and transact any entries or records that he or she is responsible for. All Employees are expected to comply fully and accurately with all audits, including responding in a timely fashion to requests for records or other material from or on behalf of Tora’s auditors or management.

Communicating Accurate and Timely Information

In all interactions and communications, whether with shareholders, the public, clients, government agencies, or others inside or outside of Tora, each Employee is expected to be truthful and forthright. This includes making accurate statements, not misrepresentations or statements intended to mislead or misinform; and responding promptly, accurately, and with full disclosure to requests from governmental agencies for information or documents.

Confidentiality

Employees must respect the confidentiality of information received in the course of business dealings and must never use such information for personal gain. Information given by Employees in the course of business dealings must be true and fair and never designed to mislead.

Confidential information can only be revealed upon written authorization of management.

Employees must not use or disclose Tora’s trade secrets, proprietary, or confidential information, or any other confidential information gained in the performance of Tora as a means of making private profit, gain or benefit.

Employees must not use Internet bulletin boards or chat rooms to discuss matters or opinions related to Tora or any of its industries, or to respond to comments about Tora. In today’s electronic age, posting information on Internet bulletin boards or even communicating in chat rooms is the same as “speaking to the media”.

Health and Safety

Tora is committed to protecting the health and safety of its Employees. Tora expects employees to obey all laws and regulations designed to protect the health and safety of all employees, and to obtain and fully observe all permits necessary to do business. At the very least, all Employees should be familiar with and comply with safety regulations applicable to their work areas. Tora will make, to the extent possible, reasonable accommodations for the known physical or mental limitations of its Employees. Employees who require an accommodation should contact the Compliance Officer. Tora will then engage in an interactive process to determine what reasonable accommodations may exist.

Page - 43

Declaration of Interest

Each Employee is expected to avoid any activity, investment or association that interferes with the independent exercise of his or her judgment in Tora’s best interests (“Conflicts of Interest”). Conflicts of Interest can arise in many situations and occur most often in cases where the Employee or the Employee’s family obtains some personal benefit at the expense of Tora’s best interests.

No Employee, or any member of Employee’s immediate family, is allowed to accept money, gifts of other than nominal value, unusual entertainment, loans, or any other preferential treatment from any customer or supplier of Tora where any obligation may be incurred or implied on the giver or the receiver or where the intent is to prejudice the recipient in favor of the provider. Likewise, no Employee is allowed to give money, gifts of other than nominal value, unusual entertainment or preferential treatment to any customer or supplier of Tora, or any employee or family members thereof, where any obligation might be incurred or implied, or where the intent is to prejudice the recipient in favor of Tora. No Employee is allowed to solicit or accept kickbacks, whether in the form of money, goods, services or otherwise, as a means of influencing or rewarding any decision or action taken by a foreign or domestic vendor, customer, business partner, government employee or other person whose position may affect Tora’s business.

No Employee will use Tora’s property, services, equipment or business for personal gain or benefit.

Each Employee is required to reveal any personal interest that may impinge or might reasonably be deemed by others to impinge on the Employee’s business dealings with any industry partners of Tora.

Employees may not: (1) act on behalf of, or own a substantial interest in, any company or firm that does business, or competes, with Tora; (2) conduct business on behalf of Tora with any company or firm in which the Employee or a family member has a substantial interest or affiliation. Exceptions require advance written approval from Tora’s Board of Directors.

Employees should not create the appearance that they are personally benefiting in any outside endeavor as a result of their employment by Tora, or that Tora is benefiting by reason of their outside interests. Any Employee who is not sure whether a proposed action would present a conflict of interest or appear unethical should consult with the Compliance Officer.

Tora expects its Employees to avoid (1) personal activities and financial interests that could conflict with their responsibilities and obligations and (2) giving assistance to competitors, which could be in conflict with the interests of Tora or its clients. All Employees are required to seek the consent of Tora management if they intend to become partners or shareholders in companies outside Tora’s corporate structure.

Fair Competition

Tora’s policy is to comply fully with competition and antitrust laws throughout the world. Tora is committed to vigorous yet fair competition and supports the development of appropriate competition laws. Each Employee must avoid any business arrangement that might prevent the effective operation of fair competition. It is advised that each Employee consult with the Compliance Officer before attending a meeting with a party who may be viewed as a competitor.

Page - 44

International Trade

Tora must comply with a variety of laws around the world regarding its activities. In some cases, the law prohibits the disclosure of information, whether the disclosure occurs within the U.S. or elsewhere, and whether or not the disclosure is in writing.

U.S. law and the Code prohibits giving, offering, or promising anything of value to any public official in the U.S. or any foreign country to influence any official act, or to cause an official to commit or omit any act in violation of his or her lawful duty. The Foreign Corrupt Practices Act precludes payments to non-U.S. government officials for the purpose of obtaining or retaining business, even if the payment is customary in that country. This law applies anywhere in the world to U.S. citizens, nationals, residents, businesses or employees of U.S. businesses. Because Tora is a U.S. company, this law applies to Tora and all of its subsidiaries. Any questions on this policy should be directed to the Compliance Officer.

Government Relations

Tora is prohibited by law from making any contributions or expenditures in connection with any U.S. national election. This includes virtually any activity that furnishes something of value to an election campaign for a federal office. Use of Tora’s name in supporting any political position or ballot measure, or in seeking the assistance of any elected representative, requires the specific approval of the President of Tora. Political contributions or expenditures are not to be made out of Tora’s funds in any foreign country, even if permitted by local law, without the consent of the President of Tora.

Vendors, Contractors, Consultants and Temporary Workers

Vendors, contractors, consultants or temporary workers who are acting on Tora’s behalf, or are on Tora’s property, are expected to follow the law, the Code, and honor Tora’s values. Violations will subject the person or firm to sanctions up to and including loss of the contract, the contracting or consulting agreement, or the discharge from temporary assignment.

Compliance with the Code

It is the responsibility of Tora’s Board of Directors to ensure that the standards embodied in the Code are communicated to, understood and observed by all Employees. Tora’s Board of Directors will not criticize management for any loss of business resulting from adherence to the Code. Equally, Tora’s Board of Directors undertakes that no Employee will suffer as a consequence of bringing to their attention, or that of senior management, a breach or suspected breach of the Code.

The standards set out in the Code directly reflect Tora’s high ethical standards. Tora expects and requires each and every Employee, as a representative of Tora, to fulfill Tora’s ethical commitment in a way that is visible to the outside world with which Tora conducts its business operations.

Each Employee is responsible for complying with the standards set out in the Code and must ensure that their personal conduct is above reproach.

Page - 45

Each Employee has an obligation to assure that the conduct of others around him or her complies with the Code.

All Employees have a legal, moral, and ethical duty to report to Tora’s Board of Directors and the appropriate authorities any known or suspected violations of law, regulations or corporate policy, including the Code.

Breaches of law, regulations and the standards of conduct listed above may lead to serious consequences for the Employee concerned.

Annual Acknowledgement

Each Employee will be required to sign a statement annually that he or she has read and understands Tora’s Code of Ethics. This statement will also require that the Employee state that he or she is in full compliance with the Code. The form of statement is attached as Schedule “C”.

Page - 46

Schedule “A”

VALUES

FOCUS: We exist only because we are in the e-commerce business.

RESPECT: We value all people, treating them with dignity at all times.

EXCELLENCE: We strive for “Best in Class” in everything we do.

ACCOUNTABILITY: We do what we say we will do and expect the same from others.

TEAMWORK: We believe that cooperative action produces superior results.

INTEGRITY: We are honest with each other, our customers, our partners, our shareholders and ourselves

OPEN COMMUNICATION: We share information, ask for feedback, acknowledge good work, and encourage diverse ideas.

POSITIVE ATTITUDE: We work hard, are rewarded for it, and maintain a positive attitude with a good sense of perspective, humor and enthusiasm.

Page - 47

Schedule “B”

Reportable Violations - Anonymous Reporting Program

Accounting Error
Accounting Omissions
Accounting Misrepresentations
Auditing Matters
Compliance/Regulation Violations
Corporate Scandal
Domestic Violence
Discrimination
Embezzlement
Environmental Damage
Ethics Violation
Fraud
Harassment
Industrial Accidents
Misconduct
Mistreatment
Poor Customer Service
Poor Housekeeping
Sabotage
Securities Violation
Sexual Harassment
Substance Abuse
Theft
Threat of Violence
Unfair Labor Practice
Unsafe Working Conditions
Vandalism
Waste
Waste of Time and Resources
Workplace Violence

Page - 48

Schedule “C”

Acknowledgement and Certification Statement

I acknowledge and certify that I have read and understand the information set forth in the Code of Ethics of Tora Technologies Inc. and will comply with these principles in my daily work activities. I am not aware of any violation of the standards of Tora’s Code of Ethics.

Date: _____________________________________________________________________________________________________________

Name (print): _______________________________________________________________________________________________________

Position: __________________________________________________________________________________________________________

Address: __________________________________________________________________________________________________________

Signature: ________________________________________________________________________________________________________

Page - 49

Exhibit 99.2

Page - 50

TORA TECHNOLOGIES INC.

AUDIT COMMITTEE CHARTER

Committee Role

The committee’s role is to act on behalf of the Board of Directors and oversee all material aspects of Tora’s reporting, control, and audit functions, except those specifically related to the responsibilities of another standing committee of the Board of Directors. The audit committee’s role includes a particular focus on the qualitative aspects of financial reporting to shareholders and on Tora’s processes for the management of business/financial risk and for compliance with significant applicable legal, ethical, and regulatory requirements.

In addition, the committee responsible for: (1) selection and oversight of Tora’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by Tora’s employees of concerns regarding accounting and auditing matters; (4) establishing internal financial controls; (5) engaging outside advisors; and, (6) funding for the outside auditor and any outside advisors engagement by the audit committee.

The role also includes coordination with other board committees and maintenance of strong, positive working relationships with management, external and internal auditors, counsel, and other committee advisors.

Committee Membership

The committee will consist of the entire Board of Directors. The committee will have access to its own counsel and other advisors at the committee’s sole discretion.

Committee Operating Principles

The committee will fulfill its responsibilities within the context of the following overriding principles:

1.
Communications - The chairperson and others on the committee will, to the extent appropriate, have contact throughout the year with senior management, other committee chairpersons, and other key committee advisors, external and internal auditors, etc., as applicable, to strengthen the committee’s knowledge of relevant current and prospective business issues.

2.
Committee Education/Orientation - The committee, with management, will develop and participate in a process for review of important financial and operating topics that present potential significant risk to Tora. Additionally, individual committee members are encouraged to participate in relevant and appropriate self-study education to assure understanding of the business and environment in which Tora operates.

Page - 51

3.
Annual Plan - The committee, with input from management and other key committee advisors, will develop an annual plan responsive to the “primary committee responsibilities” detailed herein. The annual plan will be reviewed and approved by the Board of Directors.

4.
Meeting Agenda - Committee meeting agendas will be the responsibility of the committee chairperson, with input from committee members. It is expected that the chairperson would also ask for management and key committee advisors, and perhaps others, to participate in this process.

5.
Committee Expectations and Information Needs - The committee will communicate committee expectations and the nature, timing, and extent of committee information needs to management, internal audit, and external parties, including external auditors. Written materials, including key performance indicators and measures related to key business and financial risks will be received from management, auditors, and others at least one week in advance of meeting dates. Meeting conduct will assume members of the Board of Directors have reviewed written materials in sufficient depth to participate in committee/board dialogue.

6.	External Resources -The committee will be authorized to access internal and external resources, as the committee requires, to carry out its responsibilities.

7.
Committee Meeting Attendees - The committee will request members of management, counsel, internal audit, and external auditors, as applicable, to participate in committee meetings, as necessary, to carry out the committee responsibilities. Periodically and at least annually, the committee will meet in private session with only the committee members. It will be understood that either internal or external auditors, or counsel, may, at any time, request a meeting with the audit committee or committee chairperson with or without management attendance. In any case, the committee will meet in executive session separately with internal and external auditors, at least annually.

8.
Reporting to the Board of Directors - The committee, through the committee chairperson, will report periodically, as deemed necessary, but at least semi-annually, to the Board of Directors. In addition, summarized minutes from committee meetings, separately identifying monitoring activities from approvals, will be available to each board member at least one week prior to the subsequent Board of Directors’ meeting.

9.
Committee Self Assessment - The committee will review, discuss, and assess its own performance as well as the committee role and responsibilities, seeking input from senior management, the Board of Directors, and others. Changes in role and/or responsibilities, if any, will be recommended to the Board of Directors for approval.

Meeting Frequency

The committee will meet at least three times quarterly. Additional meetings will be scheduled as considered necessary by the committee or chairperson.

Reporting to Shareholders

The committee will make available to shareholders a summary report on the scope of its activities. This may be identical to the report that appears in Tora’s annual report.

Page - 52

Committee’s Relationship with External and Internal Auditors

1.	The external auditors, in their capacity as independent public accountants, will be responsible to the Board of Directors and the audit committee as representatives of the shareholders.

2.
As the external auditors review financial reports, they will be reporting to the audit committee. They will report all relevant issues to the committee responsive to agreed-on committee expectations. In executing its oversight role, the Board of Directors or committee should review the work of external auditors.

3.
The committee will annually review the performance (effectiveness, objectivity, and independence) of the external and internal auditors. The committee will ensure receipt of a formal written statement from the external auditors consistent with standards set by the Independent Standards Board and the Securities and Exchange Commission. Additionally, the committee will discuss with the auditor relationships or services that may affect auditor objectivity or independence. If the committee is not satisfied with the auditors’ assurances of independence, it will take or recommend to the Board of Directors appropriate action to ensure the independence of the external auditor.

4.	The internal audit function will be responsible to the Board of Directors through the committee.

5.
If either the internal or the external auditors identify significant issues relative to the overall board responsibility that have been communicated to management but, in their judgment, have not been adequately addressed, they should communicate these issues to the committee chairperson.

6.	Changes in the directors of internal audit or corporate compliance will be subject to committee approval.

Primary Committee Responsibilities
Monitor Financial Reporting and Risk Control Related Matters

The committee should review and assess:

1.
Risk Management - Tora’s business risk management process, including the adequacy of Tora’s overall control environment and controls in selected areas representing significant financial and business risk.

2.	Annual Reports and Other Major Regulatory Filings - All major financial reports in advance of filings or distribution.

3.
Internal Controls and Regulatory Compliance - Tora’s system of internal controls for detecting accounting and reporting financial errors, fraud and defalcations, legal violations, and noncompliance with the corporate code of conduct.

4.	Internal Audit Responsibilities - The annual audit plan and the process used to develop the plan. Status of activities, significant findings, recommendations, and management’s response.

Page - 53

5.
Regulatory Examinations - Securities and Exchange Commission inquiries and the results of examinations by other regulatory authorities in terms of important findings, recommendations, and management’s response.

6.
External Audit Responsibilities - Auditor independence and the overall scope and focus of the annual/interim audit, including the scope and level of involvement with unaudited quarterly or other interim-period information.

7.
Financial Reporting and Controls - Key financial statement issues and risks, their impact or potential effect on reported financial information, the processes used by management to address such matters, related auditor views, and the basis for audit conclusions. Important conclusions on interim and/or year-end audit work in advance of the public release of financials.

8.
Auditor Recommendations - Important internal and external auditor recommendations on financial reporting, controls, other matters, and management’s response. The views of management and auditors on the overall quality of annual and interim financial reporting.

The committee should review, assess, and approve:

1.	the code of ethical conduct,

2.	changes in important accounting principles and the application thereof in both interim and annual financial reports,

3.	significant conflicts of interest and related-party transactions,

4.	external auditor performance and changes in external audit firm (subject to ratification by the Board of Directors),

5.	internal auditor performance and changes in internal audit leadership and/or key financial management,

6.	procedures for whistle blowers,

7.	pre-approve allowable services to be provided by the auditor, and

8.	retention of complaints.

Page - 54

Exhibit 99.3

Page - 55

TORA TECHNOLOGIES INC.

DISCLOSURE COMMITTEE CHARTER

Disclosure Policy

All financial disclosures made by Tora to its security holders or the investment community should (i) be accurate, complete and timely, (ii) present fairly, in all material respects, Tora’s financial condition, results of operations and cash flows, and (iii) meet any other legal, regulatory or stock exchange requirements.

Committee Purpose

Tora’s Disclosure Committee (the “Committee”) will assist Tora’s officers and directors (collectively, the “Senior Officers”) fulfilling Tora’s and their responsibilities regarding (i) the identification and disclosure of material information about Tora and (ii) the accuracy, completeness and timeliness of Tora’s financial reports.

Responsibilities

Subject to the supervision and oversight of Senior Officers, the Committee will be responsible for the following tasks:

•
Review and, as necessary, help revise Tora’s controls and other procedures (“Disclosure Controls and Procedures”) to ensure that (i) information required by Tora to be disclosed to the Securities and Exchange Commission (the “SEC”), and other written information that Tora will disclose to the public is recorded, processed, summarized and reported accurately and on a timely basis, and (ii) such information is accumulated and communicated to management, including the Senior Officers, as appropriate to allow timely decisions regarding required disclosure.

•	Assist in documenting, and monitoring the integrity and evaluating the effectiveness of, the Disclosure Controls and Procedures.

•
Review Tora’s (i) annual report on Form 10-KSB, quarterly reports on Form 10-QSB, and current reports on Form 8-K, proxy statements, material registration statements, and any other information filed with the SEC (collectively, the “Reports”), (ii) press releases containing financial information, earnings guidance, forward-looking statements, information about material transactions, or other information material to Tora’s shareholders, (iii) correspondence broadly disseminated to shareholders, and (iv) other relevant communications or presentations (collectively, the “Disclosure Statements”).

•
Discuss information relative to the Committee’s responsibilities and proceedings, including (i) the preparation of the Disclosure Statements and (ii) the evaluation of the effectiveness of the Disclosure Controls and Procedures.

Page - 56

Other Responsibilities

The Committee will have such other responsibilities, consistent with the Committee’s purpose, as any Senior Officer may assign to it from time to time.

Disclosure Control Considerations

The Committee will base the review and revision of the Disclosure Controls and Procedures on the following factors:

•
Control Environment: The directives of the Board of Directors and the Audit Committee; the integrity and ethical values of Tora’s officers and employees, including the “tone at the top”; Tora’s Code of Ethics; and the philosophy and operating style of management, including how employees are organized and how authority is delegated.

•	Risk Assessment: The identification and analysis of relevant risks to achieving the goal of accurate and timely disclosure, forming a basis for determining how the risks should be managed.

•	Control Activities: The procedures to ensure that necessary actions are taken to address and handle risks to achievement of objectives.

•	Information and Communication: The accumulation, delivery and communication of financial information throughout (i.e., up, down and across) the organization.

•
Monitoring: The assessment of the quality of the financial reporting systems over time through ongoing monitoring and separate evaluations, including through regular management supervision and reporting of deficiencies upstream.

Organization

The members of the Committee will be comprised of Tora’s officers and directors.

The Committee may designate two or more individuals, at least one of whom will be knowledgeable about financial reporting and another about law, who can, acting together, review Disclosure Statements when time does not permit full Committee review.

The Senior Officers at their option may, at any time and from time to time, assume any or all of the responsibilities of the Disclosure Committee identified in this Charter, including, for example, approving Disclosure Statements when time does not permit the full Committee (or the designated individuals) to meet or act.

Chair

The Chief Financial Officer of Tora will act as the Chair of the Committee (unless and until another member of the Committee will be so appointed by any Senior Officer).

Page - 57

Meetings and Procedures

The Committee will meet or act as frequently and as formally or informally as circumstances dictate to (i) ensure the accuracy, completeness and timeliness of the Disclosure Statements and (ii) evaluate the Disclosure Controls and Procedures and determine whether any changes to the Disclosure Controls and Procedures are necessary or advisable in connection with the preparation of the Reports or other Disclosure Statements, taking into account developments since the most recent evaluation, including material changes in Tora’s organization and business objectives and any material change in economic or industry conditions.

The Committee will adopt, whether formally or informally, such procedures as it deems necessary to facilitate the fulfillment of its responsibilities.

Full Access

The Committee will have full access to all of Tora’s books, records, assets, facilities and personnel, including the internal auditors, in connection with fulfilling its responsibilities.

Charter Review

The Committee will review and assess this Charter annually and recommend any proposed changes to the Senior Officers for approval.

Interpretation

Any questions of interpretation regarding this Charter, or the Committee’s responsibilities or procedures, will be determined initially by the Chair and, to the extent necessary, ultimately by the Senior Officers.

Page - 58

Exhibit 10.3

Page - 59

SERVICE AGREEMENT

Amendment No. 2

THIS SERVICE AGREEMENT is made effective the 15th day of November, 2005.

BETWEEN:
Tora Technologies Inc.
205-1990 Kent Ave. SE
Vancouver, BC
Canada, V5P 4X5

(hereinafter called “TORA”)

AND:
LA Embroidery Inc.
818 Renfrew St.
Vancouver, BC
Canada, V4K 4B6

(hereinafter called “LA”)

WHEREAS:

1.	TORA is in the business of Internet marketing of custom embroidery, contract embroidery, monogramming, digitizing and other services.

2.	LA wishes to increase its market exposure by offering its products and services via the Internet.

3.	TORA considers it to be in the best interest to enter into a service agreement with LA for fulfillment services to enable TORA to market custom embroidery services on the Internet.

4.	TORA and LA previously entered into a Service Agreement on October 20, 2003, and an amended agreement on November 15, 2004 which this Service Agreement amends and supersedes.

1	NOW THEREFORE THIS AGREEMENT WITNESS THAT the parties mutually agree as follows:ENGAGEMENT

Page - 60

Subject to the terms and conditions hereof, TORA hereby enters into a service agreement with LA for fulfillment services.

Both parties obligations under this agreement shall commence on the day (the “Effective Date”) following the day both parties execute this Agreement.

2	TERMS OF AGREEMENT

2.1	LA has received USD $5,000 (Five Thousand US Dollars) from TORA and 250,000 (Two Hundred and Fifty Thousand) shares of TORA's common stock.

2.2	TORA will receive the non-exclusive right to market LA's custom embroidery services via the Internet.

2.3	TORA commits to ordering on a cumulative basis a minimum of LA's products and services under the following terms:

By December 31, 2005 an amount of USD $12,000
By December 31, 2006 an amount of USD $25,000
By December 31, 2007 an amount of USD $50,000

2.4	LA commits to providing full fulfillment services to TORA such that TORA may operate as an Internet only provider.

2.5
LA commits to providing TORA with wholesale pricing from the LA's vendors and internal employees plus 15%. TORA has the right to request price audits from time to time to confirm LA's wholesale pricing.

2.6	When TORA has fulfilled its commitments in 2.3 above LA will provide TORA with wholesale pricing until the termination of this agreement.

3	RELATIONSHIP OF THE PARTIES

3.1	This Agreement and the rights or benefits arising thereunder are assignable by either party.

Page - 61

4	NOTICES

4.1
Any notice, direction or other instrument required or permitted to be given under the provisions of the Agreement will be in writing and may be given by delivery of the same or by mailing the same by prepaid, registered or certified mail, in each case addressed as follows:

If to TORA at: 205-1990 Kent Ave. SE Vancouver, BC Canada, V5P 4X5	If to LA at: 818 Renfrew St. Vancouver, BC Canada, V4K 4B6

4.2
Any notice, direction or other instrument aforesaid, if delivered, will be deemed to have been given and received on the day it was delivered, and if mailed, will be deemed to have been given and received on the fifth business day following the day of mailing except in the event of disruption of the postal service in which event notice will be deemed to be received only when actually received and, if sent by fax or other similar form of electronic communication, be deemed to have given or received on the day it was so sent.

4.3
Any party at any time given to the other notice in writing of any change of address of the party giving such notice and from and after the giving of such notice the address or addresses therein will be deemed to be the address of such party for the purposes of giving notice hereunder.

5	FURTHER ASSURANCES

5.1
Each party will at any time from time to time, upon request of the other, execute and deliver such further documents and do such further acts and things as such other party may reasonably request in order to evidence, carry our and give full effect to the terms, conditions, intent and meaning of this Agreement.

5.2
This Agreement constitutes the entire Agreement between the parties and supersedes any prior or contemporaneous agreements, oral or written. This Agreement is amendable by either party in writing upon signed acceptance by both parties.

5.3	TORA and LA agree to binding arbitration via an Arbitration Council selected by TORA if required for settlement of any disputes arising herein.

6	EXPIRATION

6.1	This Agreement expires on December 31, 2008 unless terminated earlier subject to termination clause 7.1 below.

Page - 62

7	TERMINATION

1.1
Either party may terminate this Agreement with 30 days notice if the terms of this Agreement defined hereabove are breeched. A termination notice must be provided in writing under the terms of the the notice provision defined hereabove.

2	ENUREMENT

2.1	This Agreement shall enure to the benefit of and be binding on the parties to this Agreement and their respective successors and permitted assigns.

3	GOVERNING LAW

3.1	This Agreement shall be governed by and construed in accordance of the laws of the province of British Columbia, Canada, and the parties hereby irrevocably attorn to the courts of such province.

IN WITNESS WHEREOF the parties have executed this Agreement by their duly authorized signatories as the day and year first above written.

Tora Technologies, Inc. Per: /s/ Ralph Biggar Ralph Biggar	LA Embroidery Inc. Per: /s/ Antonio Pires Antonio Pires

Page - 63