Form 10QSB
period 2006-03-31
TORA TECHNOLOGIES INC
filed 2006-05-12
CIK 1281198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

Commission file number 000-51225

TORA TECHNOLOGIES INC.
(Exact name of small business issuer as specified in its charter)

Incorporated in the State of Nevada	43-2041643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
205 - 1990 East Kent Avenue, Vancouver, British Columbia, V5P 4X5, Canada
(Address of principal executive offices)
604-306-2525
(Issuer’s telephone number)
n/a
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] Yes [   ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 10 2006
common stock - $0.001 par value	44,831,250

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TORA TECHNOLOGIES INC.
(a development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

Index

Balance Sheets

Statements of Operations

Statements of Cash Flows

Notes to the Financial Statements

Page - 2

Tora Technologies Inc.
(A Development Stage Company)
Balance Sheets
(expressed in U.S. dollars)

	March 31, 2006 $	December 31, 2005 $
	(unaudited)
ASSETS

Current Assets

Cash	30,507	33,799
Inventory	43	-
Prepaid expenses	650	850

Total Current Assets	31,200	34,649

Service rights (Note 4)	15,500	17,000
Website development costs (Note 2(k))	2,272	2,838

Total Assets	48,972	54,487

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities

Accounts payable	701	1,916
Accrued liabilities	4,160	4,750

Total Liabilities	4,861	6,666

Commitments and Contingencies (Notes 1 and 4)

Stockholders’ Equity

Common Stock, 75,000,000 shares authorized, $0.001 par value 44,831,250 shares issued and outstanding	44,831	44,831

Additional Paid-in Capital	62,919	62,919

Donated Capital (Note 3)	41,425	37,375

Deficit Accumulated During the Development Stage	(105,064)	(97,304)

Total Stockholders’ Equity	44,111	47,821

Total Liabilities and Stockholders’ Equity	48,972	54,487

(The accompanying notes are an integral part of the financial statements)

Page - 3

Tora Technologies Inc.
(A Development Stage Company)
Statements of Operations
(expressed in U.S. dollars)
(unaudited)

	Accumulated From July 14, 2003 (Date of Inception)	Three Months Ended	Three Months Ended

	to March 31,	March 31,	March 31,
	2006	2006	2005
	$	$	$

Sales	15,643	343	4,241

Cost of Goods Sold	12,260	214	3,233

Gross Profit	3,383	129	1,008

Expenses

Amortization	19,028	2,066	2,066
Donated rent (Note 3)	8,125	750	750
Donated services (Note 3)	32,500	3,000	3,000
Foreign exchange	57	(7)	13
General and administrative	9,883	1,280	215
Professional fees	38,854	800	2,200

Total Expenses	108,447	7,889	8,244

Net Loss for the Period	(105,064)	(7,760)	(7,236)

Net Loss Per Share - Basic and Diluted		-	-

Weighted Average Shares Outstanding		44,831,000	44,831,000

(The accompanying notes are an integral part of the financial statements)

Page - 4

Tora Technologies Inc.
(A Development Stage Company)
Statements of Cash Flows
(expressed in U.S. dollars)
(unaudited)

	Accumulated
	From
	July 14, 2003	Three Months	Three Months
	(Date of Inception)	Ended	Ended
	to March 31,	March 31,	March 31,
	2006	2006	2005
	$	$	$

Operating Activities

Net loss	(105,064)	(7,760)	(7,236)

Adjustments to reconcile net loss to net cash used in operations

Amortization	19,028	2,066	2,066
Donated services and rent	41,425	4,050	3,750

Change in operating assets and liabilities

Inventory	(43)	(43)	-
Prepaid expenses	(650)	200	150
Accounts payable and accrued liabilities	4,861	(1,805)	(1,577)
-
Net Cash Used in Operating Activities	(40,443)	(3,292)	(2,847)

Investing Activities

Purchase of service rights	(5,000)	-	-
Website development costs	(6,800)	-	-

Net Cash Used by Investing Activities	(11,800)	-	-

Financing Activities

Advances from related party	9,500	-	-
Issuance of common stock for cash	73,250	-	-

Net Cash Provided by Financing Activities	82,750	-	-

Increase (Decrease) in Cash	30,507	(3,292)	(2,847)

Cash - Beginning of Period	-	33,799	48,779

Cash - End of Period	30,507	30,507	45,932

Non-Cash Financing Activities

Common stock issued for settlement of debt	9,500	-	-
Common stock issued for service agreement	25,000	-	-

Supplemental Disclosures

Interest paid	-	-	-
Income tax paid	-	-	-

(The accompanying notes are an integral part of the financial statements)

Page - 5

Tora Technologies Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2006
(expressed in U.S. dollars)
(unaudited)

1. Development Stage Company
Tora Technologies Inc. (the “Company”) was incorporated in the State of Nevada, U.S.A. on July 14, 2003 and is based in Vancouver, B.C., Canada. The Company's principal business is the marketing of custom embroidery products and services through the Internet.

The Company is in the early development stage. In a development stage company, management devotes most of its activities in developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage with respect to any planned principal business activity is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. There is no guarantee that the Company will be able to raise any equity financing or sell any of its products and services at a profit. As at March 31, 2006, the Company has working capital of $26,339 and has accumulated losses of $105,064 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

Page - 6

Tora Technologies Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2006
(expressed in U.S. dollars)
(unaudited)

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

The fair value of financial instruments which include cash, prepaid expenses, accounts payable and accrued liabilities were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

(h)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at March 31, 2006 and 2005, the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

For the period ended March 31, 2006, the Company generated 100% of sales from one customer. The Company purchases all of its products from one vendor, LA Embroidery Inc. (Refer to Note 4).

Page - 7

Tora Technologies Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2006
(expressed in U.S. dollars)
(unaudited)

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

	Cost $	Accumulated Amortization $	March 31, 2006 Net Carrying Value $	December 31, 2005 Net Carrying Value $

Website domain name	300	200	100	125
Website development costs	6,500	4,328	2,172	2,713

	6,800	4,528	2,272	2,838

(l)	Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company has not issued any stock options or share based payments since its inception. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R

(m)	Recent Accounting Pronouncements

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

Page - 8

Tora Technologies Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2006
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(m) Recent Accounting Pronouncements (continued)

The FASB has also issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

3. Related Party Balances/Transactions

(a)
The President of the Company provides management services and office premises to the Company at no charge. These donated services are valued at $1,000 per month and donated office premises are valued at $250 per month. A total of $3,000 and $750 were charged to operations and recorded as donated capital for each of the three month periods ended March 31, 2006 and 2005.

(b)
The Vice-President of the Company provides internet web hosting services to the Company at no charge. These donated services are valued at $100 per month. A total of $300 was charged to operations and recorded as donated capital for the three month period ended March 31, 2006.

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

	Cost $	Accumulated Amortization $	March 31, 2006 Net Carrying Value $	December 31, 2005 Net Carrying Value $

Service Rights	30,000	14,500	15,500	17,000

5. Common Shares

On January 31, 2006, the Company declared a stock dividend of 6.5 new common shares for every one common share outstanding. This resulted in an increase of the Company’s issued and outstanding common shares from 5,977,500 to 44,831,250 common shares. All share amounts have been retroactively adjusted for all periods presented.

Page - 9

Item 2. Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF TORA TECHNOLOGIES INC. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

Overview

Tora is a development stage company. Tora’s principal business is the marketing of custom embroidery products and services via the Internet and its website is located at www.teamsportsembroidery.com. The current status of Tora’s business is that it has commenced initial business through the website and is generating nominal initial sales.

Financial Condition

As of March 31, 2006, Tora had a cash balance of $30,507 and since inception on July 14, 2003 Tora has earned revenue of $15,643 and had an accumulated deficit of $105,064. Management believes that Tora’s current cash will be sufficient to fully finance its operations at current and planned levels through September 30, 2006.

Trends, Events or Uncertainties Impacting Sales and Liquidity

Tora’s website went online in April 2004, and since then Tora has had 13 sales from seven different customers. Tora will need to increase the number of visitors to its website in order to increase sales and it is uncertain whether Tora’s planned advertising activities using Google AdWords will increase the number of visitors and also increase the number of sales. If Tora is unable to increase its sales this will negatively affect its liquidity.

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

Page - 10

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

During the next 12 months, Tora will hire one or two employees. Tora’s president and vice-president are currently handling all aspects of Tora’s business including management, web development and order handling. Any new employees would telecommute from their homes and would be responsible for the following tasks:

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

Page - 11

The parties are currently conducting due diligence on the other party. At this time, no closing date has been set as the parties continue to negotiate the closing terms and conduct their respective due diligence on one another.

If Tora is able to complete the acquisition with Manhattan Assets Corp., Tora will need to obtain additional financing over the next twelve months.

Results of Operation

Revenues

For the three month period ended March 31, 2006, Tora recorded sales of $343 compared with $4,241 for the comparable period the previous year. The reason for the drop in sales is that Tora currently has a small number of customers and that any single order can cause Tora’s sales values to vary significantly. Additionally, gross profit from sales for the three month period ended March 31, 2006 was $129 compared with $1,008 for the comparable period the previous year.

For the period from inception on July 14, 2003, to March 31, 2006, Tora recorded sales of $15,643. The gross profit from these sales was $3,383.

Expenses

Expenses for the three month period ended March 31, 2006, were $7,889 compared with $8,244 for the comparable period the previous year. Professional fee expenses decreased to $800 compared with $2,200 for the comparable period the previous year. General and administrative expenses increased to $1,280 compared with $215 for the comparable period the previous year. Donated rent remained equal at $750 the same as the comparable period the previous year. Donated services remained equal at $3,000 the same as the comparable period the previous year. Amortization expenses remained equal at $2,066 the same as the comparable period the previous year. Finally, foreign exchange decreased to a loss of $7 compared with a gain of $13 for the comparable period the previous year.

Expenses for the period from inception on July 14, 2003, to March 31, 2006, were $108,447. For this period, Tora expensed $38,854 on professional fees. Tora’s president has provided Tora with donated services, which has been expensed at $32,500 and donated rent which has been expensed at $8,125. Tora had general and administrative expenses of $9,883, which includes $300 for donated web hosting services provided by Tora’s vice-president. Tora had amortization expenses of $19,028 and foreign currency expenses of $57.

Liquidity and Capital Resources

Tora had working capital of $26,339 as of March 31, 2006, compared with $27,983 as of December 31, 2005.

For the three month period ended March 31, 2006, net cash used in operating activities increased to $3,292 compared with $2,847 for the comparable period the previous year.

There was no net cash provided by financing activities for the three month period ended March 31, 2006 or for the comparable period the previous year.

Management believes that Tora’s current cash will be sufficient to fully finance its operations at current and planned levels through September 30, 2006. Management intends to manage Tora’s expenses and payments to preserve cash until Tora is profitable, otherwise additional financing must be arranged. Specifically such cash management actions include donation of rent and services by Tora’s directors and officers. Tora’s vice-president will donate Internet web hosting to Tora until December 31, 2006 at a hosting facility operated by Aacom Communications Corp., a company which is owned and operated by Tora’s vice-president. Additionally, Tora’s vice-president will maintain the website and add new products to it free of charge to Tora until December 31, 2006. This donation arrangement is valid with Tora’s vice-president unless Tora makes a significant change to its business that causes Tora’s vice president to incur substantial costs.

Page - 12

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

Item 3. Controls and Procedures.

Disclosure Controls and Procedures

Ralph Biggar, Tora’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Tora’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act” )) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, Mr. Biggar has concluded that, as of the Evaluation Date, Tora’s disclosure controls and procedures are effective in alerting Tora on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act.

Page - 13

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes in Tora’s internal controls or, to Tora’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the date Tora carried out this evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Tora is not a party to any pending legal proceedings and, to the best of Tora’s knowledge, none of Tora’s assets are the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Tora did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Tora did not sell any unregistered equity securities, except as disclosed below regarding Tora’s stock dividend.

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

Item 3. Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of Tora. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the first quarter of the fiscal year covered by this report.

Item 5. Other Information.

During the quarter of the fiscal year covered by this report, Tora reported all information that was required to be disclosed in a report on Form 8-K.

Page - 14

Item 6. Exhibits

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to Tora’s previously filed Form SB-2 and Form 10-KSB.

Exhibit	Description	Status
3.1	Articles of Incorporation of Tora Technologies Inc. filed as an Exhibit to Tora’s Form SB-2 filed on March 5, 2004 and incorporated herein by reference.	Filed
3.2	By-Laws of Tora Technologies Inc. filed as an Exhibit to Tora’s Form SB-2 filed on March 5, 2004 and incorporated herein by reference.	Filed
4.1	Instrument Defining the Rights of Security Holders filed as an Exhibit to Tora’s Form SB-2 filed on March 5, 2004 and incorporated herein by reference.	Filed
10.1	Service Agreement between Tora Technologies Inc. and LA Embroidery Inc. dated October 20, 2003 filed as an Exhibit to Tora’s Form SB-2 filed on March 5, 2004 and incorporated herein by reference.	Filed
10.2

Amended Service Agreement between Tora Technologies Inc. and LA Embroidery Inc. dated November 15, 2004 filed as an Exhibit to Tora’s Form SB-2 filed on February 4, 2005 and incorporated herein by reference.

Filed
10.3	Amended Service Agreement (2nd Amendment) between Tora Technologies Inc. and LA Embroidery Inc. dated November 15, 2005.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Code of Ethics	Filed
99.2	Audit Committee Charter	Filed
99.3	Disclosure Committee Charter	Filed

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Tora Technologies Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

TORA TECHNOLOGIES INC.

By: /s/ Ralph Biggar
Name:  Ralph Biggar
Title: Director, CEO and CFO
Dated: May 10, 2006

Page - 15

Exhibit 31

Page - 16

TORA TECHNOLOGIES INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Ralph Biggar, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Tora Technologies Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

Date: May 10, 2006

/s/ Ralph Biggar
Ralph Biggar
Chief Executive Officer

Page - 17

TORA TECHNOLOGIES INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Ralph Biggar, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Tora Technologies Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

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

Date: May 10, 2006

/s/ Ralph Biggar
Ralph Biggar
Chief Financial Officer

Page - 18

Exhibit 32

Page - 19

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Tora Technologies Inc. (“Tora”) on Form 10-QSB for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ralph Biggar, President, Chief Executive Officer of Tora and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Tora.

/s/ Ralph Biggar
Ralph Biggar
Chief Executive Officer

May 10, 2006

Page - 20

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Tora Technologies Inc. (“Tora”) on Form 10-QSB for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ralph Biggar, Chief Financial Officer of Tora and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Tora.

/s/ Ralph Biggar
Ralph Biggar
Chief Financial Officer

May 10, 2006

Page - 21