Form 10QSB/A
period 2006-03-31
TORA TECHNOLOGIES INC
filed 2006-05-18
CIK 1281198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
Amendment #1

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

Page - 1

TORA TECHNOLOGIES INC.

Form 10-QSB/A
1st Amendment

EXPLANATORY NOTE

This Form 10-QSB/A - 1st Amendment for the three month period ended March 31, 2006, which was originally filed on May 12, 2006 (the “Report”), is being filed to revise Note 2(e) of the financial statements for the three month period ended March 31, 2006.

This amendment to the Report does not alter any part of the content of the Report, except for the changes and additional information provided in this amendment, and this amendment continues to speak as of the date of the Report. Tora has not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report. This amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended. Accordingly, this Form 10-QSB/A should be read in conjunction with Tora’s filings made with the SEC subsequent to the filing of the original Form 10-QSB on May 12, 2006 (SEC Accession No. 0001104540-06-000090).

Page - 2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TORA TECHNOLOGIES INC.
(a development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

Index

Balance Sheets

Statements of Operations

Statements of Cash Flows

Notes to the Financial Statements

Page - 3

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

Page - 7

Tora Technologies Inc.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2006
(expressed in U.S. dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(e)	Interim Financial Statements.

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company's financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

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

Page - 9

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

Page - 10

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

Page - 11

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

Page - 12

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

Page - 13

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

Page - 14

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

Page - 15

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
Dated: May 16, 2006

Page - 16

Exhibit 31

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

Date: May 16, 2006

/s/ Ralph Biggar
Ralph Biggar
Chief Executive Officer

Page - 18

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

Date: May 16, 2006

/s/ Ralph Biggar
Ralph Biggar
Chief Financial Officer

Page - 19

Exhibit 32

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

May 16, 2006

Page - 21

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

May 16, 2006

Page - 22