Form 10QSB
period 2006-06-30
TORA TECHNOLOGIES INC
filed 2006-08-14
CIK 1281198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to ___________

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
[ X ] Yes [   ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 10, 2006
common stock - $0.001 par value	44,831,250

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TORA TECHNOLOGIES INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
AS AT JUNE 30, 2006 AND DECEMBER 31, 2005
AND
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005

UNAUDITED

Balance Sheets

Statements of Operations

Statements of Cash Flows

Notes to the Financial Statements

Page - 2

TORA TECHNOLOGIES INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
UNAUDITED

	June 30,	December 31,
	2006	2005

ASSETS
CURRENT ASSETS

Cash	$11,458	$33,799
Accounts receivable	729	-
Prepaid expenses	145	850

	12,332	34,649

Service rights, net of $nil and $13,000 accumulated amortization	-	17,000
Web site development costs, net of $5,094 and $3,962
accumulated amortization	1,706	2,838

TOTAL ASSETS	$14,038	$54,487

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$9,086	$6,666

Commitments and Contingencies

STOCKHOLDERS' EQUITY

Common stock
Authorized
75,000,000 common shares, $0.001 par value
Issued and outstanding:
44,831,250 common shares	44,831	44,831
Additional paid in capital	62,919	62,919
Donated capital	45,475	37,375
Deficit accumulated during the development stage	(148,273)	(97,304)

Total Stockholders' Equity	4,952	47,821

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,038	$54,487

The accompanying notes are an integral part of these financial statements

Page - 3

TORA TECHNOLOGOIES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
UNAUDITED

					From
	Three Months Ended		Six Months Ended		July 14, 2003
	June 30,		June 30,		(Inception) to
	2006	2005	2006	2005	June 30, 2006

Revenue	$-	$-	$-	$-	$-

Operating Expenses	-	-	-	-	-

Loss From Continuing Operations	-	-	-	-	-

DISCONTINUED OPERATIONS
Charge for impairment of service rights	14,000	-	14,000	-	14,000
Net Loss - embroidery business (net of $0 tax effect)	29,209	11,543	36,969	18,779	134,273

Loss from discontinued operations	(43,209)	(11,543)	(50,969)	(18,779)	(148,273)

NET LOSS FOR THE PERIOD	$(43,209)	$(11,543)	$(50,969)	$(18,779)	$(148,273)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WIEGHTED AVERAGE SHARES OUTSTANDING	44,831,250	44,831,250	44,831,250	44,831,250

The accompanying notes are an integral part of these financial statements

Page - 4

TORA TECHNOLOGIES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
UNAUDITED

			From
	Six Months Ended		July 14, 2003
	June 30,		(Inception) to
	2006	2005	June 30, 2006

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net loss for the period	$(50,969)	$(18,779)	$(148,273)

Adjustment to reconcile net loss to net cash used in operating activities:
Amortization of service agreement	3,000	3,000	16,000
Charge for impairment of service rights	14,000	-	14,000
Amortization of website development costs	1,132	1,132	5,094
Donated services and rent	8,100	7,500	45,475

Change in operating assets and liabilities:
Increase in accounts receivable	(729)	-	(729)
Decrease (increase) in prepaid expenses	705	200	(145)
Increase (decrease) in accounts payable and accrued liabilities	2,420	(3,993)	9,086

NET CASH USED IN OPERATING ACTIVITIES	(22,341)	(10,940)	(59,492)

CASH USED IN INVESTING ACTIVITIES

Purchase of service rights	-	-	(5,000)
Website development costs	-	-	(6,800)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(11,800)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES

Advances from related party	-	-	9,500
Issuance of common stock for cash	-	-	73,250

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	-	82,750

(Decrease) increase in cash during the period	(22,341)	(10,940)	11,458

Cash, beginning of period	33,799	48,779	-

CASH, END OF PERIOD	$11,458	$37,839	$11,458

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Taxes	$-	$-	$-
Interest	$-	$-	$-

Non-cash financing transactions:
Increase in donated capital from related parties	$8,100	$7,500	$45,475
Common stock issued for settlement of debt	$-	$-	$9,500
Common stock issued for Service Agreement	$-	$-	$25,000

The accompanying notes are an integral part of these financial statements

Page - 5

TORA TECHNOLOGIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2006
UNAUDITED

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of operations
Tora Technologies Inc. (the “Company”) was incorporated in the State of Nevada on July 14, 2003 and is based in Vancouver, British Columbia, Canada. The Company's principal business is the marketing of custom embroidery products and services through the Internet. (Notes 4, 6, 7 and 8)

Development stage
These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States of America, and are expressed in United States dollars. The Company has not produced significant revenues from its principal business and is a development stage company as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7 “Accounting and Reporting by Development Stage Enterprises”.

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

Basis of Presentation
The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005 included in the Company’s annual report on Form 10-KSB.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company’s financial statements are based on a number of significant estimates, including estimated life and amortization of the website development costs.

Page - 6

TORA TECHNOLOGIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2006
UNAUDITED

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Concentrations
For the period ended June 30, 2006, the Company generated 100% of sales from one customer. The Company purchases all of its products from one vendor, LA Embroidery Inc.

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

Costs associated with the website consist primarily of software purchased and customized for internal use. These costs and the website domain name have been capitalized and are being amortized based on their estimated useful lives of between one and three years. Costs incurred to update graphics and enter initial product data are expensed as incurred.

Stock-based Compensation
Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company has not issued any stock options or share based payments since its inception. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No 123R

Page - 7

TORA TECHNOLOGIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2006
UNAUDITED

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Long-Lived Assets
Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) requires the recognition of an impairment loss on long-lived assets if the carrying amount exceeds its fair value, as determined using undiscounted cash flows expected to result from the use and eventual disposition of the asset. During the period ending June 30, 2006, it was determined that service rights were impaired and as a result of the assessment an impairment loss of $14,000 was taken. (Notes 4, 6, 7 and 8)

Discontinued Operations
SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, not when it is planned. The Company’s termination of their embroidery business and cancellation of their service agreement, subsequent to June 30, 2006 has caused the Company to reclassify and disclose separately the costs associated with the disposal on the statement of operations and comprehensive income for the six month periods ended June 30, 2006 and 2005. (Notes 4, 6, 7 and 8)

Recent Accounting Pronouncements
In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), Accounting Changes and Error Corrections. This statement, which replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement”. SFAS 154 is effective for fiscal years beginning after December 15, 2005. Adoption of SFAS 154 did not have a material impact on the Company’s financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140’. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This statement is effective for all financial instruments acquired or issued after the beginning of an entities first fiscal year that begins after September 15, 2006. Adoption of SFAS No 155 is not expected to have a material effect on the Company’s results of operations, financial condition or cash flows.

In March 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” with respect to accounting for separately recognized servicing assets and servicing liabilities.  SFAS No. 156 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. The Company does not have any servicing assets or servicing liabilities and, accordingly, the adoption of SFAS No. 156 is not expected to have a material effect on the Company’s results of our operations, financial condition or cash flows.

Page - 8

TORA TECHNOLOGIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2006
UNAUDITED

NOTE 3 - RELATED PARTY TRANSACTIONS

The President of the Company provides management services and office premises to the Company at no charge. The donated management services have been valued at $1,000 per month and the donated office premises have been valued at $250 per month. For each of the six month periods ended June 30, 2006 and 2005, a total of $6,000 and $1,500 were charged to operations and recorded as donated capital.

The Vice-President of the Company provides internet web hosting services to the Company at no charge. These donated services have been valued at $100 per month. For the six month periods ended June 30, 2006 and 2005, $600 and $0 were charges to operations and recorded as donated capital.

NOTE 4 - SERVICE RIGHTS

The Company entered into a Service Agreement (the “Service Agreement”) dated November 15, 2005, which superseded an agreement dated October 20, 2003, as amended on November 15, 2004 (the “Original Agreement”), with LA Embroidery Inc. (“LA”), a company based in Vancouver, Canada, for the non-exclusive rights to market LA’s custom embroidery products and services via the Internet expiring December 31, 2008. Under the Original Agreement, the Company paid $5,000 and issued 250,000 common shares at an estimated fair value of $0.10 per share. Under the Service Agreement, the Company was committed to ordering a cumulative minimum of $12,000 of LA’s products and services by December 31, 2005 (fulfilled), a cumulative minimum of $25,000 by December 31, 2006, and a cumulative minimum of $50,000 by December 31, 2007. The costs of acquiring the rights were being amortized on a straight-line basis over the term of the Service Agreement.

On July 6, 2006, the Service Agreement was cancelled. On cancellation of the Service Agreement an impairment loss of $14,000 was recorded as part of discontinued operations at June 30, 2006. (Notes 6, 7 and 8)

	Cost $	Accumulated Amortization and Impairment $	June 30, 2006 Net Carrying Value $	December 31, 2005 Net Carrying Value $
Service Rights	30,000	30,000	-	17,000

NOTE 5 - COMMON STOCK

On January 31, 2006, the Company declared a stock dividend of 6.5 new common shares for every one common share outstanding. This resulted in an increase of the Company’s issued and outstanding common shares from 5,977,500 to 44,831,250 common shares. All share amounts have been retroactively adjusted for all periods presented.

Page - 9

TORA TECHNOLOGIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2006
UNAUDITED

NOTE 6 - DISCONTINUED OPERATIONS

On July 6, 2006, the Company cancelled their Service Contract thereby discontinuing their business of marketing custom embroidery products and services through the Internet. Cancellation of the service contract resulted in a total loss from discontinued operations of $43,209 which included a net loss from the embroidery business of $29,209 (net of $0 tax effect) plus a charge for impairment of service rights of $14,000. These losses were recorded in the loss from discontinued operations section, of the statements of operations for the six month period ended June 30, 2006. (Notes 4, 7 and 8)

NOTE 7 - GOING CONCERN

The Company was in the business of marketing custom embroidery products and services through the Internet until July 6, 2006, when the Company’s embroidery Service Contract was cancelled by mutual consent. At June 30, 2006, the Company had accumulated a deficit of $148,273 since inception and additional debt or equity financing will be required by the Company to fund and support its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to mitigate its losses in future years by reducing its operating expenses and seeking out new business opportunities. However, there is no assurance that the Company will be able to obtain additional financing, reduce their operating expenses or be successful in locating or acquiring a viable business. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. (Notes 4, 6 and 8)

NOTE 8 - SUBSEQUENT EVENT

The Company was in the business of selling, marketing and distributing embroidered clothing and accessories through the internet until July 6, 2006, when the Company’s embroidery Services Contract was cancelled by mutual consent. (Notes 4, 6 and 7)

Page - 10

Item 2. Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING IS A DISCUSSION AND ANALYSIS THAT MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF TORA TECHNOLOGIES INC. (OR THE “COMPANY”) FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE HEREIN AND MANAGEMENT’S DISCUSSION AND ANALYSIS INCLUDED IN TORA’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2005.

Overview

We are in the early stages of development. Until July 6, 2006, our principal business was the marketing of custom embroidery products and services over the Internet. On July 6, 2006, we cancelled our embroidery Service Contract and as such we are no longer in the business of marketing custom embroidery products and services over the internet.

Due to limited operations, we are presently seeking new business opportunities.

We have accumulated a deficit of approximately $150,000 to date and will require additional financing to continue operations and to seek out new business opportunities. We plan to mitigate our losses in future years through controlling our operating costs and locating a viable business.

There is no assurance that we will be able to obtain additional financing, be successful in locating or acquiring a viable business or that we will be able to reduce operating expenses. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Financial Condition

During the six months ended June 30, 2006, we had a net loss of $50,969. As of June 30, 2006, we had a cash balance of $11,458, accounts receivable of $729 and prepaid expenses of $145. When these current assets are offset against our current obligations of $9,086 in accounts payable and accrued liabilities, we are left with working capital of $2,372.

We believe that our cash and cash equivalents as of the date of this filing are not sufficient to satisfy our working capital needs for the next year. Over the next year we plan to seek new business opportunities and control our operating costs. We anticipate funding our working capital needs for the next year through the equity capital markets, private advances and loans. Although the foregoing actions are expected to cover our anticipated cash needs for working capital and capital expenditures for at least the next year, no assurance can be given that we will be able raise sufficient cash to meet our cash requirements.

We plan to cover operating costs until such time as a new business opportunity is located, by raising additional capital through the private placement of shares, private advances and loans.

We are not currently conducting any research and development activities. We do not anticipate conducting such activities in the near future. If we enter into a new business opportunity, we may be required to hire additional employees, independent contractors as well as purchase or lease additional equipment.
We anticipate continuing to rely on equity sales of common shares or the issuance of convertible debt to fund our operations and to seek out or enter into new business opportunities. The issuance of any additional shares will result in dilution to existing shareholders of the Company.

Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with our financial statements for the fiscal year 2005, which states that:

Page - 11

We are in the early development stage. In a development stage company, management devotes most of its activities in developing a market for its products and services. The financial statements were prepared on a going concern basis, which implies that we will continue to realize our assets and discharge our liabilities in the normal course of business. We have never paid any dividends and are unlikely to pay any dividends or generate earnings in the immediate or foreseeable future. Our continuation as a going concern and our ability to emerge from the development stage with respect to any planned principal business activity is dependent upon the continued financial support of our shareholders, our ability to obtain necessary equity financing to continue operations and the attainment of profitable operations. We can not guarantee that we will be able to raise any equity financing or sell any products or services at a profit. At December 31, 2005, we had working capital of $27,983 and had accumulated losses of $97,304 since inception. Our financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. These factors raise substantial doubt regarding our ability to continue as a going concern.

Related-Party Transactions

During the six month period ended June 30, 2006, $8,100 in donated services were provided by the President ($6,000 in management fees and $1,500 in rent) and the Vice-President ($600 in web services). These donated services were recorded as a separate component of Stockholders’ Equity.

Trends, Events or Uncertainties Impacting Sales and Liquidity

On July 6, 2006, we cancelled our contract with LA embroidery and as such do not have an embroidery supplier. We are presently focusing on locating and acquiring a viable business. Until we locate a viable business we do not expect to generate sales revenue, thus we are presently relying on management and the capital markets to cover our operating costs and the costs associated with acquiring a viable business.  Our negotiations with Manhatan Assets Corp. have ceased.

Internal and External Sources of Liquidity

Our internal sources of liquidity will be loans that may be available to us from our directors and officers. In the past, Ralph Biggar, our president, has loaned Tora funds and converted these loans to equity. Though we have no written arrangements with Mr. Biggar, we expect that Mr. Biggar will continue provide us with internal sources of liquidity when it is required.

Our external source of liquidity will be private placements for equity conducted outside the United States. At the present time we have not completed any definitive arrangements for any external sources of liquidity.

Material Commitments for Capital Expenditures

Over the next twelve months, we will be focusing on locating and acquiring a viable business. Once we locate a viable business we may be required to enter into material commitments for capital expenditures. At the present time we do not have any commitments to make capital expenditures.

Overview and Anticipated Expenses
We intend to continue to have our outside consultant assist in the preparation of our quarterly and annual financial statements and have these financial statements reviewed and audited by our independent auditor. Our outside consultant charges approximately $2,000 per quarter to assist in the preparation of our quarterly financial statements and approximately $3,000 to assist in the preparation of our annual financial statements. We anticipate that our independent auditor will charge approximately $3,250 to review our quarterly financial statements and approximately $10,000 to audit our annual financial statements. Therefore, we have budgeted approximately $30,000 to cover our accounting and audit requirements for the next 12 months.

Page - 12

We file documents with the U.S. Securities and Exchange Commission on a quarterly basis. We expect to incur legal and filing costs of approximately $1,000 per quarter to support our quarterly and annual filings. Therefore, we have budgeted $4,000 for legal and filing costs to account for three quarterly filings and one annual filing during the next 12 months.

We do not expect to hire any employees over the next 12 months, unless we are successful in acquiring a viable business. Our president and vice-president are currently managing all aspects of our business.

COMPARISON OF THE SIX MONTH PERIODS ENDED JUNE 30, 2006 AND 2005.

Overall Results of Operations

For the six month period ended June 30, 2006, we had a net loss of $50,969, or $0.01 per share, which was an increase of $32,190 in net loss from our net loss of $18,779 or $0.01 per share for the six months ended June 30, 2005. The increase in net loss for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 was due primarily to the $14,000 impairment charge of service rights and an increase in our professional fees for expenses incurred to comply with our SEC filing obligations. During the next year we expect our net loss to decline and then stabilize.

Revenues and Operating Expenses

Due to cancellation of our Service Contract on July 6, 2006, our embroidery sales and operating expenses for the three and six month periods ended June 30, 2006 and 2005, have been reclassified to loss from discontinued operations. Net losses from discontinued operations (net of $0 tax effect) were $50,969 and $18,779 for the six month periods ended June 30, 2006 and 2005 and $43,209 and $11,543 for the three month periods ended June 30, 2006 and 2005.

Included in our loss from discontinued operations is a charge for impairment of service rights, associated with the cancellation of the Service Contract, of $14,000 for the three and six month periods ended June 30, 2006.

Over the next year we expect our operating expenses to decline and then stabilize until such time as we are successful in acquiring a viable business.

Off-Balance-Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We do not have any non-consolidated, special-purpose entities.

Liquidity and Capital Resources

As of June 30, 2006, we had a cash balance of $11,458 and a negative cash flow from operations of $22,341 for the six months then ended. During the six months ended June 30, 2006, we funded our operations through an increase in our accounts payable and accrued liabilities of $2,420 and cash of $22,341.

The notes to our consolidated financial statements as of June 30, 2006, contain footnote disclosure regarding our uncertain ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have an accumulated deficit of $148,273. We cannot assure that we will succeed in obtain additional equity or debt financing, reduce our operating expenses or be successful in locating or acquiring a viable business. We have, however, successfully generated sufficient working capital and liquidity until the date of this filing, and believe that we can continue to do so for the next twelve months.

Page - 13

Net Cash Used in Operating Activities

The cash used in operations of $22,341 was primarily used on: discontinued operating expenditures exceeding revenue by $50,969 and an increase in net goods and services tax receivable of $729. These uses of cash were offset by an increase in trade accounts payable of $2,420, utilization of $705 in prepaid expenses, an amortization and an impairment charge against the service contract totalling $17,000, amortization of website development costs of $1,132 and services donated by management of $8,100.

Net Cash Used In Investing Activities

During the six months ended June 30, 2006, we did not spend any cash on investing activities.

Net Cash Provided By Financing Activities

During the six months ended June 30, 2006, we did not spend any cash on financing activities.

CRITICAL ACCOUNTING ESTIMATES

An appreciation of our critical accounting policies is necessary to understand our financial results. These policies may require that we make difficult and subjective judgments regarding uncertainties, and, as a result, our estimates may significantly impact our financial results. The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes. Other than our accounting for discontinued operations, our critical accounting policies do not involve a choice between alternative methods of accounting. We applied our critical accounting policies and estimation methods consistently.

Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Our financial statements are based on a number of significant estimates, including estimated life and amortization of the website development costs.

Long-Lived Assets

Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) requires the recognition of an impairment loss on long-lived assets if the carrying amount exceeds its fair value, as determined using undiscounted cash flows expected to result from the use and eventual disposition of the asset. During the period ending June 30, 2006, it was determined that service rights were impaired and as a result of the assessment an impairment loss of $14,000 was taken.

Discontinued Operations

SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, not when it is planned. The Company’s termination of their embroidery business and cancellation of their service agreement, subsequent to June 30, 2006 has caused the Company to reclassify and disclose separately the costs associated with the disposal on the statement of operations for the six month periods ended June 30, 2006 and 2005.

Page - 14

Contingencies and Commitments

We had no contingencies or long-term commitments at July 6, 2006.

Contractual Obligations

We did not have any contractual obligations at July 6, 2006.

Inflation

We do not believe that inflation will have a material impact on our future operations.

Uncertainties relating to Forward-Looking Statements

This Form 10-QSB Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by our use of words such as “plan”, “expect”, “aim”, “believe”, “project”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and other expressions that indicate future events and trends. All statements that address expectations or projections about the future, including statements about locating and acquiring a viable business, reducing and stabilizing our operating costs, obtaining private advances and loans and raising capital from external sources are forward-looking statements.

All forward-looking statements are made as of the date of the filing of this Form 10-QSB and we disclaim any duty to update these statements.

Certain parts of this Form 10-QSB may contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934 based on current managements expectations. Our actual results could differ materially from those in our forward looking statements due to a number of uncertainties, including, but not limited to, those discussed in this section. Factors that could cause our future results to differ from these expectations include general economic conditions, particularly as they affect our ability to raise sufficient working capital, control our costs and locate and acquire a viable business. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, our outcome may vary substantially from our anticipated or projected results, and accordingly, we express no opinion on the achievability of those forward-looking statements and give no assurance that any of the assumptions relating to the forward-looking statements are accurate.

We may, from time to time, make oral forward-looking statements. We strongly advise you to read the foregoing paragraphs and the risk factors described our annual report and in our other documents filed with the United States Securities and Exchange Commission for a description of certain factors that could cause our actual results to differ materially from those in the oral forward-looking statements. We disclaim any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

Item 3. Controls and Procedures.

Disclosure Controls and Procedures

Ralph Biggar, Tora’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Tora’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act” )) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, Mr. Biggar has concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including Mr. Biggar, as appropriate, to allow timely decisions regarding required disclosure.

Page - 15

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Tora did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Tora did not sell any unregistered equity securities.

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

Item 5. Other Information.

During the quarter of the fiscal year covered by this report, Tora reported all information that was required to be disclosed in a report on Form 8-K.

Item 6. Exhibits

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to Tora’s previously filed Form SB-2 and Form 10-KSB.

Exhibit	Description	Status
3.1	Articles of Incorporation of Tora Technologies Inc. filed as an Exhibit to Tora’s Form SB-2 filed on March 5, 2004 and incorporated herein by reference.	Filed
3.2	By-Laws of Tora Technologies Inc. filed as an Exhibit to Tora’s Form SB-2 filed on March 5, 2004 and incorporated herein by reference.	Filed
4.1	Instrument Defining the Rights of Security Holders filed as an Exhibit to Tora’s Form SB-2 filed on March 5, 2004 and incorporated herein by reference.	Filed
10.1	Service Agreement between Tora Technologies Inc. and LA Embroidery Inc. dated October 20, 2003 filed as an Exhibit to Tora’s Form SB-2 filed on March 5, 2004 and incorporated herein by reference.	Filed

Page - 16

Exhibit	Description	Status
10.2

Amended Service Agreement between Tora Technologies Inc. and LA Embroidery Inc. dated November 15, 2004 filed as an Exhibit to Tora’s Form SB-2 filed on February 4, 2005 and incorporated herein by reference.

Filed
10.3

Amended Service Agreement (2nd Amendment) between Tora Technologies Inc. and LA Embroidery Inc. dated November 15, 2005 filed as an Exhibit to Tora’s Form 10-KSB (Annual Report) filed on March 29, 2006 and incorporated herein by reference.

Filed
10.4

Termination Agreement between Tora Technologies Inc. and LA Emboidery Inc. dated July 6, 2006 filed as an Exhibit to Tora’s Form 8-K (Current Report) filed on July 7, 2006 and incorporated herein by reference.

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
Title: Director, CEO and CFO
Dated: August 11, 2006

Page - 17

Exhibit 31

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

Date: August 11, 2006

/s/ Ralph Biggar
Ralph Biggar
Chief Executive Officer

Page - 19

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

Date: August 11, 2006

/s/ Ralph Biggar
Ralph Biggar
Chief Financial Officer

Page - 20

Exhibit 32

Page - 21

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Tora Technologies Inc. (“Tora”) on Form 10-QSB for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ralph Biggar, President, Chief Executive Officer of Tora and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Tora.

/s/ Ralph Biggar
Ralph Biggar
Chief Executive Officer

August 11, 2006

Page - 22

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Tora Technologies Inc. (“Tora”) on Form 10-QSB for the period ending June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Ralph Biggar, Chief Financial Officer of Tora and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Tora.

/s/ Ralph Biggar
Ralph Biggar
Chief Financial Officer

August 11, 2006

Page - 23