Form 10QSB
period 2006-09-30
TORA TECHNOLOGIES INC
filed 2006-11-14
CIK 1281198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to ___________________

Commission file number 000-51225

TORA TECHNOLOGIES INC.
(Exact name of small business issuer as specified in its charter)

Incorporated in the State of Nevada	43-2041643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3388 Via Lido, Newport Beach, California, 92663
(Address of principal executive offices)
1-866-347-5057
(Issuer’s telephone number)
2470 St. Rose Parkway, Henderson, Nevada, 89074
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
[   ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 10, 2006
common stock - $0.001 par value	44,831,250

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TORA TECHNOLOGIES INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
AS AT SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
AND
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
AND FOR THE PERIOD JULY 14, 2003 (INCEPTION) TO SEPTEMBER 30, 2006

UNAUDITED

Balance Sheets

Statements of Operations

Statements of Cash Flows

Notes to the Financial Statements

Page - 2

TORA TECHNOLOGIES INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
UNAUDITED

	September 30,	December 31,
	2006	2005

ASSETS

CURRENT ASSETS

Cash	$6,383	$33,799
Other receivable	1,462	-
Prepaid expenses	95	850

	7,940	34,649

Service rights, net of $0 and $13,000 accumulated amortization	-	17,000
Web site development costs, net of $0 and $3,962
accumulated amortization	-	2,838

TOTAL ASSETS	$7,940	$54,487

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES

Accounts payable and accrued liabilities	$23,965	$6,666

Commitments and Contingencies

STOCKHOLDERS' (DEFICIT) EQUITY

Common stock $0.001 par value, 75,000,000 authorized; 44,831,250
issued and outstanding at September 30, 2006 and December 31, 2005	44,831	44,831
Additional paid in capital	108,394	100,294
Deficit accumulated during the development stage	(169,250)	(97,304)

Total Stockholders' (Deficit) Equity	(16,025)	47,821

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,940	$54,487

The accompanying notes are an integral part of these financial statements

Page - 3

TORA TECHNOLOGIES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005 AND FOR THE PERIOD
FROM JULY 14, 2003 (INCEPTION) TO SEPTEMBER 30, 2006
UNAUDITED

					From
	Three Months Ended		Nine Months Ended		July 14, 2003
	September 30,		September 30,		(Inception) to
	2006	2005	2006	2005	September 30, 2006

Operating expenses:
General and administrative	$15,315	$-	$15,315	$-	$15,315

Loss from continuing operations	(15,315)	-	(15,315)	-	(15,315)

Discontinued operations:
Net loss - embroidery business (net of $0 tax effect)	5,662	8,244	56,631	27,023	153,935

Loss from discontinued operations	(5,662)	(8,244)	(56,631)	(27,023)	(153,935)

Net loss for the period	$(20,977)	$(8,244)	$(71,946)	$(27,023)	$(169,250)

Net loss per share - basic and diluted:
Continuing operations	$(0.01)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	(0.00)	(0.01)	(0.01)	(0.01)

Total net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	44,831,250	44,831,250	44,831,250	44,831,250

The accompanying notes are an integral part of these financial statements

Page - 4

TORA TECHNOLOGIES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
AND FOR THE PERIOD FROM JULY 14, 2003 (INCEPTION) TO SEPTEMBER 30, 2006
UNAUDITED

			From
			July 14, 2003
			(Inception) to
	2006	2005	September 30, 2006

Cash flows from operating activities

Net loss	$(71,946)	$(27,023)	$(169,250)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of service agreement	3,000	3,000	16,000
Charge for impairment of service rights	14,000	-	14,000
Amortization of website development costs	1,132	3,198	5,094
Charge for impairment of website development costs	1,706	-	1,706
Donated services and rent	8,100	11,250	45,475
Changes in operating assets and liabilities:
Other receivable	(1,462)	-	(1,462)
Prepaid expenses	755	400	(95)
Accounts payable and accrued liabilities	17,299	(2,656)	23,965

Net cash used in operating activities	(27,416)	(11,831)	(64,567)

Cash flows from investment activities:

Purchase of service rights	-	-	(5,000)
Website development costs	-	-	(6,800)

Net cash used in investment activities	-	-	(11,800)

Cash flows from financing activities:

Advances from related party	-	-	9,500
Issuance of common stock for cash	-	-	73,250

Cash flows from financing activities	-	-	82,750

(Decrease) increase in cash	(27,416)	(11,831)	6,383

Cash at the beginning of the period	33,799	48,779	-

Cash at the end of the period	$6,383	$36,948	$6,383

Supplemental disclosure of non-cash investing and financing activities:
Cash paid during the period:
Taxes	$-	$-	$-
Interest	$-	$-	$-
Non-cash financing transactions:
Increase in additional paid in capital from related parties	$8,100	$11,250	$45,475
Common stock issued for settlement of debt	$-	$-	$9,500
Common stock issued for Service Agreement	$-	$-	$25,000

The accompanying notes are an integral part of these financial statements

Page - 5

TORA TECHNOLOGIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
UNAUDITED

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of operations

Tora Technologies Inc. (the “Company”) was incorporated in the State of Nevada on July 14, 2003 and is based in Vancouver, British Columbia, Canada. The Company's principal business was the marketing of custom embroidery products and services through the Internet. On July 6, 2006, the Company cancelled their Service Contract thereby discontinuing their business of marketing custom embroidery products and services through the Internet. (Notes 5, 7 and 8)

Development stage

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

The Company is in the early development stage. In a development stage company, management devotes most of its activities in developing a market for its products and services. These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never paid any dividends and is unlikely to pay cash dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern and the ability of the Company to emerge from the development stage with respect to acquiring a new viable business is dependent upon the continued financial support from its shareholders; the ability of the Company to obtain sufficient debt or equity financing to continue operations; and, the attainment of profitable operations. (Note 8)

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2006 and 2005 are not necessarily indicative of the results that may be expected for any interim period or the entire year. For further information, these consolidated financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005 included in the Company’s annual report on Form 10-KSB.

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

Page - 6

TORA TECHNOLOGIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
UNAUDITED

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) requires the recognition of an impairment loss on long-lived assets if the carrying amount exceeds its fair value, as determined using undiscounted cash flows expected to result from the use and eventual disposition of the asset. During the nine month period ended September 30, 2006, it was determined that the service rights and the website development costs were impaired due to the discontinuance of the embroidery business. As a result of this assessment impairment losses of $14,000 and $1,706, respectively, have been included in discontinued operations. (Notes 5 and 7)

Discontinued Operations

SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” requires that costs associated with exit or disposal activities be recognized when the costs are incurred, rather than at the date of commitment of an exit or disposal plan. Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized, or measured initially at fair value, until such liability has actually been incurred.

The Company’s termination of their embroidery business and cancellation of their embroidery Service Contract on July 6, 2006, resulted in the Company reclassifying and disclosing separately, costs associated with this disposal on the Statements of Operations for the nine month periods ended September 30, 2006 and 2005. (Notes 5 and 7)

Page - 7

TORA TECHNOLOGIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
UNAUDITED

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections”. This statement, which replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement”. SFAS 154 is effective for fiscal years beginning after December 15, 2005. Adoption of SFAS 154 did not have a material impact on the Company’s financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Adoption of SFAS No 155 is not expected to have a material effect on the Company’s results of operations, financial condition or cash flows.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140.” SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” with respect to accounting for separately recognized servicing assets and servicing liabilities.  SFAS No. 156 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. The Company does not have any servicing assets or servicing liabilities and, accordingly, the adoption of SFAS No. 156 is not expected to have a material effect on the Company’s results of our operations, financial condition or cash flows.

NOTE 3 - GOING CONCERN

The Company was in the business of marketing custom embroidery products and services through the internet until July 6, 2006, when the Company’s embroidery Service Contract was cancelled by mutual consent. At September 30, 2006, the Company had accumulated a deficit of $169,250 since inception and additional financing will be required by the Company to fund and support its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to mitigate its losses in future years by reducing its operating expenses and through its new business opportunity. However, there is no assurance that the Company will be able to obtain additional financing, reduce their operating expenses or that their new business opportunity will be successful. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. (Note 8)

Page - 8

TORA TECHNOLOGIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
UNAUDITED

NOTE 4 - RELATED PARTY TRANSACTIONS

The President of the Company provided management services and office premises to the Company at no charge until July 6, 2006, the date the embroidery business ceased to operate. These donated management services were valued at $1,000 per month and the donated office premises were valued at $250 per month. During the nine months ended September 30, 2006 and 2005, a total of $7,500 and $11,250, respectively, were charged to operations and recorded in additional paid in capital.

The Vice-President of the Company provided internet web hosting services to the Company at no charge until July 6, 2006, the date the embroidery business ceased to operate. These donated services were valued at $100 per month. For the nine months ended September 30, 2006 and 2005, $600 and $0, respectively, were charged to operations and recorded in additional paid in capital.

NOTE 5 - SERVICE RIGHTS

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

On July 6, 2006, the Service Agreement was cancelled. On cancellation of the Service Agreement an impairment loss of $14,000 was recorded as part of discontinued operations for the nine months ending September 30, 2006. (Notes 2 and 7)

	Cost	Accumulated Amortization and Impairment	September 30, 2006 Net Carrying Value	December 31, 2005 Net Carrying Value

Service Rights	$ 30,000	$ (30,000)	$ -	$ 17,000

NOTE 6 - COMMON STOCK

On January 31, 2006, the Company declared a stock dividend of 6.5 new common shares for every one common share outstanding. This resulted in an increase of the Company’s issued and outstanding common shares from 5,977,500 to 44,831,250. All share amounts have been retroactively adjusted for all periods presented.

Page - 9

TORA TECHNOLOGIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
UNAUDITED

NOTE 7 - DISCONTINUED OPERATIONS

On July 6, 2006, the Company cancelled their Service Agreement thereby discontinuing their business of marketing custom embroidery products and services through the internet. Cancellation of the service contract resulted in a loss from discontinued operations for the nine months ending September 30, 2006 of $56,631 which included a net loss from the embroidery business of $40,925 (net of $0 tax effect), a charge for impairment of service rights of $14,000 and a charge for impairment of website development costs of $1,706. For the nine months ended September 30, 2005, the loss from discontinued operations was $27,023. (Notes 1, 2 and 5)

NOTE 8 - SUBSEQUENT EVENTS

Name Change

On October 18, 2006, the directors passed a resolution (subject to shareholders approval) to change the Company’s name to Makeup.com Limited.

Increase of Authorized Capital

On October 18, 2006, the directors passed a resolution (subject to shareholders approval) to increase the authorized capital from 75,000,000 common shares to 200,000,000 common shares with a par value of $0.001 per share.

Business Acquisition

On October 20, 2006, the Company entered into an asset purchase agreement with Manhattan Assets Corp. (“Manhattan” or “the Seller”) whereby they acquired: 100% of the issued and outstanding shares of common stock of Makeup Incorporated (“Makeup”), a corporation registered under the laws of the State of Nevada, and Navision software in exchange for cash of $1 and an assignment of debt, to the Company, in the amount of $216,107, that Manhattan owed to Makeup.

As a result of a change in control of the Company’s controlling shareholder, the acquisition will be accounted for as a reverse acquisition, with the assets acquired and liabilities assumed recorded at fair values and the results of the Company’s operations included in the Company’s consolidated financial statements from the date of acquisition.

The following condensed consolidated financial statements illustrate the effect of the acquisition (“pro forma”) on the Company’s financial position and results of operations. The condensed consolidated balance sheet as of September 30, 2006 is based on the historical balance sheets of the Company and Makeup as of that date and assumes the acquisition took place on that date. The condensed consolidated statements of operations for the year ended December 31, 2005 and the nine months ended September 30, 2006 are based on the historical statements of operations of the Company and Makeup for those periods. The pro forma condensed consolidated statements of operations assume the acquisition took place on January 1, 2005.

The pro forma condensed consolidated financial statements may not be indicative of the actual results of the acquisition. In particular, the pro forma condensed consolidated financial statements are based on management’s current estimate of the allocation of the purchase price, the actual allocation of which may differ.

Page - 10

TORA TECHNOLOGIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
UNAUDITED

NOTE 8 - SUBSEQUENT EVENT, continued

The accompanying condensed consolidated pro forma financial statements should be read in connection with the Company’s Form 8-K/A filed on October 27, 2006.

The following unaudited pro forma financial data does not purport to represent what the Company’s results from continuing operations would actually have been had transactions in fact occurred as of an earlier date, or project the results for any future date or period. The following condensed consolidated pro forma financial statements are based on the following September 30, 2006, information:

(a) The acquisition of Makeup by the Company resulted in goodwill of $1,701,003 being recorded. Based on an independent appraisal for Makeup of $620,000, goodwill was adjusted to $620,000 and an impairment charge of $1,081,003 was recorded.

(b) The Company’s acquisition of the Navision software for $216,107, resulted in an impairment charge against fixed assets of $123,016, because fair value of these assets was deemed to be $93,091.

(c) A related party receivable in the amount of $8,357 was written off to bad debts.

(d) In connection with the acquisition, Manhattan entered into a transfer agreement with Makeup whereby Manhattan transferred the domain name www.makeup.com (“domain name”) to Makeup in exchange for a promissory note dated October 13, 2006 in the amount of $333,333. This note is unsecured, bears interest at 8% and the principle and interest are due on demand. Based on independent appraisals the domain name’s fair value was recorded at $300,000 and an impairment charge of $33,333 was recorded on Makeup’s books.

Pro Forma Balance Sheet (unaudited)
September 30, 2006
Other current assets	$27,436
Inventory	259,682
Prepaid expenses and deposits	106,818
Fixed assets	128,979
Intangible asset - domain name	300,000
Intangible asset - goodwill	620,000
Total assets	$1,442,915

Accounts payable and accrued liabilities	$110,989
Advances payable	857,892
Due to related parties	1,412,628
Note payable to related party	333,333
Total liabilities	2,714,842

Stockholder's deficit	(1,271,927)
Total liabilities and stockholder's deficit	$1,442,915

Page - 11

TORA TECHNOLOGIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
UNAUDITED
NOTE 8 - SUBSEQUENT EVENT, continued

Pro Forma Statements of Operations (unaudited)

	Nine Months ended September 30, 2006	Twelve Months ended December 31, 2005

Sales	$146,407	$86,734
Cost of sales	111,242	55,336
Gross profit	35,165	31,398

Administrative expenses	728,609	802,583
Charge for impairment of goodwill	-	1,081,003
Charge for impairment of fixed assets	-	123,016
Charge for impairment of domain name	-	33,333
Total operating expenses	728,609	2,039,935
Loss from continuing operations	(693,444)	(2,008,537)

Discontinued operations:
Net loss - embroidery business (net of $0 tax effect)	(56,631)	-

Net loss	$(750,075)	$(2,008,537)

Net loss per share - basic and diluted:
Continuing operations	$(0.02)	$(0.04)
Discontinued operations	(0.00)	-
Net loss per share	$(0.02)	$(0.04)

Weighted average number of shares	44,831,250	44,831,250

CHANGE OF CONTROL

On November 2, 2006, the sole director and officer of the Company resigned and two new directors and officers were appointed.

Page - 12

Item 2. Management’s Discussion and Analysis of Financial Condition or Results of Operations.

THE FOLLOWING IS A DISCUSSION AND ANALYSIS THAT MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF TORA TECHNOLOGIES INC. (OR THE “COMPANY”) FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE HEREIN AND MANAGEMENT’S DISCUSSION AND ANALYSIS INCLUDED IN TORA’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2005.

Overview

Until July 6, 2006, we were in the early stages of development and our principal business was the marketing of custom embroidery products and services over the internet. On July 6, 2006, we cancelled our embroidery Service Agreement and as such we are no longer in the business of marketing custom embroidery products and services over the internet

On October 20, 2006, we entered into an asset purchase agreement with Manhattan Assets Corp. (“Manhattan”) whereby we acquired:

▪	100% of the issued and outstanding common stock of Makeup Incorporated (“Makeup”), a corporation registered under the laws of the State of Nevada.

▪	Navision software.

In exchange for:

(a)	cash of $1 and,

(b)	an assignment of debt to us, in the amount of US$216,107 that Manhattan owed to Makeup.

As a result of a change in our controlling shareholder, the acquisition has been accounted for as a reverse acquisition, with the assets acquired and liabilities assumed recorded at fair values and the results of our operations included in the consolidated financial statements from the date of acquisition (October 20, 2006).

In the subsequent event note to our September 30, 2006 consolidated financial statements we have included the pro forma effect of our October 20, 2006 acquisition of Makeup, as though the acquisition of Makeup had occurred on September 30, 2006. If the acquisition had occurred on September 30, 2006, the pro forma effect on our financial statements would have resulted in:

(a) Goodwill of $1,701,003 being recorded and an impairment charge of $1,081,003 recorded against this goodwill because an independent appraisal valued Makeup at $620,000.

(b) An impairment charge of $123,016 taken against the acquisition of Navision software in the amount of $216,107, because fair value of these assets was deemed to be $93,091, which was the net book value on Manhattan’s books at September 30, 2006.

(c) An impairment charge in connection with Manhattan entering into a transfer agreement with Makeup whereby Manhattan transferred the domain name www.makeup.com (“domain name”) to Makeup in exchange for a promissory note dated October 13, 2006 in the amount of $333,333. Based on independent appraisals the domain name’s fair value was recorded at $300,000 and an impairment charge of $33,333 was recorded. This note is unsecured, bears interest at 8% and the principal and interest are due on demand.

Page - 13

The subsequent event note in our accompanying financial statements illustrates the effect of the acquisition (“pro forma”) on our financial position and results of operations. The condensed consolidated pro forma balance sheet as of September 30, 2006 is based on our historical balance sheet and the consolidated balance sheet of Makeup as of that date and assumes the acquisition took place on that date. The condensed consolidated pro forma statements of operations for the year ended December 31, 2005 and the nine months ended September 30, 2006 are based on our historical statements of operations and the historical consolidated statements of operations of Makeup for those periods. The pro forma condensed consolidated statements of operations assumes the acquisition took place on January 1, 2005.

The pro forma condensed consolidated financial statements that are included in our subsequent event note, may not be indicative of the actual results of the acquisition. In particular, the pro forma condensed consolidated financial statements are based on our current estimate of the allocation of the purchase price, the actual allocation of which may differ.

The financial statements should be read in connection with our historical financial statements and with Makeup’s 8-K/A filed on October 27, 2006.

Makeup was incorporated on February 12, 2004 in the state of Nevada for the purpose of selling beauty products, such as makeup and perfume (“cosmetics”) on the Makeup.com website, to customers residing in the United States. On September 17, 2004, Online Makeup Inc. (“Online“) was incorporated under the laws of the Province of British Columbia in Canada as a wholly owned subsidiary of Makeup. Online operates as a fulfillment house where Makeup’s cosmetics are warehoused, shipped and received.

From February 12, 2004 to June 2005, Makeup was developing the Makeup.com website, sourcing beauty products and setting up the warehouse and corporate operations. In June 2005, Makeup commenced selling beauty products on the Makeup.com website to customers in the United States.

Tora and its subsidiaries Makeup and Online mean “we”, “us” or “our” and will be referred to as such throughout the balance of this document.

We are currently selling cosmetics to customers residing in the United States; however we are planning on expanding our market to other countries such as Canada and the United Kingdom within the next year. Our intention is to continually add countries until we are selling cosmetics worldwide.

We are presently considering closing the warehouse in British Columbia and contracting with a fulfillment warehouse in Washington State. We expect this move will reduce operating costs, because we will be able to wind up Online thereby reducing our administrative workload, reducing our staff and cross border shipping charges. This move would enable us to better utilize our resources to achieve our goal of selling cosmetics worldwide as well as enabling us to add more products.

At the present time, we are making the following changes to our web site:
(a)	adding a wider range of products,
(b)	making it easier to maneuver through the site,
(c)	simplifying the check out process,
(d)	improving and simplifying the setting up and functionality of customer accounts and
(e)	making the necessary changes for search engine optimization.

On October 18, 2006, the board of directors passed a resolution (subject to shareholder approval) to change our name to Makeup.com Limited and to increase our authorized capital from 75,000,000 common shares to 200,000,000 commons shares with a par value of $0.001.

We have accumulated a deficit of approximately $170,000 to September 30, 2006. Additional financing will be required to carry out our plans to expand our product lines and sell our beauty products worldwide until such time as we achieve positive cash flows from operations. Based upon current plans, we expect to incur operating losses in future periods, which we plan to mitigate through additional debt or equity financing. We believe we will be able to fund our operations for at least the next twelve months through private loans and equity financing. Failure to generate sufficient revenues or raise sufficient working capital could adversely affect our ability to achieve our business objectives.

Page - 14

There is no assurance that we will be able to achieve positive cash flows from operations or be able to obtain additional debt or equity financing. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Financial Condition

During the nine months ended September 30, 2006, we had a net loss of $71,946, including a loss from discontinued operations of $56,631. As of September 30, 2006, we had a cash balance of $6,383, other receivable of $1,462 and prepaid expenses of $95. When these current assets are offset against our current obligations of $23,965 in accounts payable and accrued liabilities we are left with a working capital deficit of $16,025.

We believe that our cash and cash equivalents as of the date of this filing are inadequate to satisfy our working capital needs for the next year. Over the next six months we plan to reduce operating costs by closing down Online and hiring a United States based fulfillment house to warehouse, ship and receive our inventory. This change will remove the overhead expenses of running a warehouse (provided we can sublet our warehouse space) and alleviate our cross border shipping problems. We will incur additional costs due to subcontracting with an external fulfillment house; however we believe these costs will be less than what our current fulfillment facility is costing us. We also plan to decrease our use of drop shippers which will assist in reducing our shipping costs. We expect that these reductions in operating expenses will be more than offset with increases in consulting, administrative, professional and marketing fees as we implement our marketing and website programming improvements. We expect revenues to continue to increase due to website programming improvements which improvements are leading to a continually increasing number of visitors to the Makeup.com website as well as a larger, more diverse selection of merchandise.

We do not believe our web based cosmetic revenues will be sufficient to satisfy our operational and working capital requirements, for the foreseeable future. In order to meet our working capital requirements for the next year we have to continue to raise funds through private loans and advances, private placements of our common shares and the issuance of shares for debt.

We anticipate continuing to rely on equity sales and private placement of our common shares or the issuance of convertible debt to fund our operations over the next year. The issuance of any additional shares will result in dilution to existing shareholders of the Company.

We are not currently conducting any research and development activities. However due to our acquisition of Makeup we anticipate conducting research and development activities in the future in order to meet the continually changing needs of our customers and suppliers in terms of both our product mix and our web site.

Our independent auditors have added an explanatory paragraph to our audited financial statements for the fiscal year 2005, which states that:

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

Page - 15

Related-Party Transactions

Our former President provided management services and office premises to us at no charge until July 6, 2006, the date our embroidery business ceased to operate. These donated management services were valued at $1,000 per month and the donated office premises were valued at $250 per month. During the nine months ended September 30, 2006 and 2005, a total of $7,500 and $11,250, respectively, were charged to operations and recorded in additional paid in capital.

Our former Vice-President provided internet web hosting services to us at no charge until July 6, 2006, the date our embroidery business ceased to operate. These donated services were valued at $100 per month. For the nine months ended September 30, 2006 and 2005, $600 and $0, respectively, were charged to operations and recorded in additional paid in capital.

Trends, Events or Uncertainties Impacting Sales and Liquidity

On July 6, 2006, we cancelled our contract with LA embroidery and as such do not have an embroidery supplier and ceased to be in the embroidery business. On October 20, 2006 we acquired Makeup, a company which has been selling beauty products, such as makeup and perfume (“cosmetics”) on the Makeup.com website, to customers residing in the United States since June 2005. The sale of cosmetics over the internet is a highly competitive business because there are other cosmetics companies that have been selling beauty products over the internet for many years. Many of these companies have well established relationships with suppliers and customers. In order to gain market share through marketing campaigns, increase our selection of products and streamline our website we believe our operating costs over the next year will be approximately $300,000 per quarter. We can not guarantee that our marketing program or website improvements will increase sales or that we will be able to source out new suppliers and increase our product lines, nor can we be sure that our business will not be effected by future enactment of laws or government regulations.

Internal and External Sources of Liquidity

Our internal sources of liquidity will be loans that may be available to us from our directors and officers.

Our external source of liquidity will be loans, advances and the private placements for equity conducted outside the United States. At the present time we have not completed any definitive arrangements for any external sources of liquidity.

Material Commitments for Capital Expenditures

Over the next twelve months, we will be focusing our attention on our cosmetics business. At the present time we are not committed to making any capital expenditures.

Overview and Anticipated Expenses

We expect our operating costs to increase due to the acquisition of our cosmetics business. We expect our consulting costs to increase the most because we are using outside consultants to; assist in the preparation of our quarterly and annual financial statements, continue upgrading and developing our website and establish and monitor our marketing programs We expect these additional consulting fees coupled with additional costs associated with administering and operating Makeup.com and meeting our regulatory requirements to increase to approximately $300,000 per quarter.

COMPARISON OF THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005.

Overall Results of Operations

For the nine month period ended September 30, 2006, we had a net loss of $71,946, or $0.01 per share, which was an increase of $44,923 in net loss from our net loss of $27,023 or $0.01 per share for the nine months ended September 30, 2005. The increase in net loss for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 was due primarily to a $14,000 impairment charge of service rights and increases in our professional and administrative fees for expenses incurred in complying with our SEC filing obligations.

Page - 16

The results of our operations for the nine month period ended September 30, 2006, are not indicative of the results of operations we expect for the next year. This is because in July of 2006, we ceased to be in the embroidery business and are now in the business of marketing cosmetics over the internet. We expect that this change will significantly increase our operating losses until such time as we achieve sufficient sales to cover our operating costs. Over the next year we expect our operating losses to increase to approximately $275,000 per quarter, primarily due to additional costs associated with regulatory compliance, additional administrative costs of running our cosmetics company, funds that will be spent on marketing and internet web design personnel that we feel are necessary in order to continue to grow and to compete with our competitors.

Revenues and Operating Expenses

Revenue

Due to cancellation of our Service Agreement on July 6, 2006, sales from our embroidery business were reclassified to discontinued operations for the three and nine month periods ending September 30, 2006 and 2005.

We expect online sales of our cosmetics to steadily increase over the next year (cosmetic sales were $150,000 for the nine month period ended September 30, 2006) to approximately $500,000, due to increased spending on advertising, continuing to broaden our product base and improving and simplifying our website checkout procedures.

Operating Expenses

For the three and nine month periods ended September 30, 2006 our general and administrative expenses were $15,315, compared with $0 general and administrative expenses for the three and nine month periods ended September 30, 2005. The increase in our general and administrative expenses was primarily due to increases in administrative and professional fees.
Due to cancellation of our Service Contract on July 6, 2006, all of our general and administrative costs associated with our embroidery business were reclassified to discontinued operations for the three and nine month periods ended September 30, 2006 and 2005.

Over the next year we expect our advertising costs to increase as we strive to increase our market share of online sales of cosmetics, our professional fees to increase as a result of the reverse acquisition and regulatory requirements, our consulting and administrative fees to increase due to the ongoing updates to our website and marketing campaigns and we expect administrative costs, salaries, delivery costs, warehouse overhead and rent to decline if we wind-up Online and engage an external fulfillment house. We expect the overall impact of these changes to cause our operating expenses to increase to approximately $300,000 per quarter (for the nine month period ended September 30, 2006 our cosmetics business had incurred approximately $715,000 in operating expenses).

Discontinued Operations

On July 6, 2006, we cancelled our Service Agreement with LA Embroidery Inc. thereby discontinuing our business of marketing custom embroidery products and services through the Internet. Net losses from discontinued operations (net of $0 tax effect) were $56,631 and $27,023 for the nine month periods ended September 30, 2006 and 2005 and they were $5,662 and $8,244 for the three month periods ended September 30, 2006 and 2005. Included in our loss from discontinued operations for the nine month period ended September 30, 2006 is a $14,000 charge for impairment of service rights, associated with the cancellation of the Service Contract, as well as a charge of $1,706 for impairment of website development costs.

Page - 17

Off-Balance-Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors. We do not have any non-consolidated, special-purpose entities.

Liquidity and Capital Resources

As of September 30, 2006, we had a cash balance of $6,383 and negative cash flows from operations of $27,416 for the nine months then ended. During the nine months ended September 30, 2006, we primarily funded our operations through an increase in our accounts payable and accrued liabilities, donated services and cash.

The notes to our financial statements as of September 30, 2006, contain footnote disclosure regarding our uncertain ability to continue as a going concern. We have not generated sufficient revenues to cover our expenses, and we have an accumulated deficit of $169,250 since inception. As of September 30, 2006, we had $23,965 in current liabilities, when this is offset against our current assets of $7,940 we are left with a working capital deficit of $16,025. We cannot assure that we will succeed in developing our cosmetics business and achieving a profitable level of operations sufficient to meet our ongoing cash needs to achieve positive cash flows from the operation of our cosmetics business or that we will succeed in obtaining additional equity or debt financing. We have, however, successfully generated sufficient working capital and liquidity until the date of this filing, and believe that we can continue to do so for the next twelve months.

The following table summarizes our sources and uses of cash for the nine month periods ended September 30, 2006 and 2005:

Sources and Uses of Cash
	For the nine months ended September 30,
	2006	2005

Net cash used in operating activities	$(27,416)	$(11,831)
Net cash used	$(27,416)	$(11,831)

Net Cash Used in Operating Activities

The cash used in operations of $27,416 was primarily used on: discontinued operating expenditures exceeding revenues by $56,631, operating expenses of $15,315 and an increase in net goods and services tax receivable of $1,462. These uses of cash were offset by an increase in trade accounts payable of $17,299, utilization of $755 in prepaid expenses, amortization and an impairment charges against the service contract totaling $17,000, amortization and impairment of website development costs of $2,838 and services donated by management of $8,100.

Net Cash Used In Investment Activities

We did not have any investment activities during the nine months ended September 30, 2006.

Net Cash From Financing Activities

We did not have any financing activities during the nine months ended September 30, 2006.

Contingencies and Commitments

We had no contingencies or long-term commitments at September 30, 2006, however upon acquisition of our cosmetics business on October 20, 2006 we are committed to a warehouse lease.

Page - 18

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

Estimates of the pro forma effect of our acquisition of Makeup could differ from the actual effect of the acquisition, on our financial condition and results of operations on the date of the acquisition, October 20, 2006.

Long-Lived Assets

Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”) requires the recognition of an impairment loss on long-lived assets if the carrying amount exceeds its fair value, as determined using undiscounted cash flows expected to result from the use and eventual disposition of the asset.

During the period ending September 30, 2006, it was determined that the service rights and website development costs associated with our embroidery business were impaired and as a result of the assessment impairment losses of $14,000 and $1,706 respectively have been included in our loss from discontinued operations.

Discontinued Operations

SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, not when it is planned.

Termination of our embroidery business and cancellation of our Service Agreement, in July of 2006, caused us to reclassify and disclose separately the costs associated with this disposal on our statement of operations for the three and nine month periods ended September 30, 2006 and 2005.

Contingencies and Commitments

We had no contingencies or long-term commitments at September 30, 2006, however upon acquisition of our cosmetics business on October 20, 2006 we had the following lease commitment.

Contractual Obligations

Lease Commitment

We have the following lease commitment as of the date we acquired our cosmetics business, October 20, 2006:

Page - 19

Lease on warehouse facility under a non-cancellable operating lease which expires on December 31, 2009. Our estimated costs for this lease are as follows:

Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease commitments	$137,927	$41,557	$85,622	$10,748	$ 0

Total	$137,927	$41,557	$85,622	$10,748	$ 0

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

Certain parts of this Form 10-QSB may contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934 based on current managements expectations. Our actual results could differ materially from those in our forward looking statements due to a number of uncertainties, including, but not limited to, those discussed in this section. Factors that could cause our future results to differ from these expectations include general economic conditions, and our ability to raise sufficient working capital. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, our outcome may vary substantially from our anticipated or projected results, and accordingly, we express no opinion on the achievability of those forward-looking statements and give no assurance that any of the assumptions relating to the forward-looking statements are accurate.

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

Page - 20

Item 3. Controls and Procedures.

Disclosure Controls and Procedures

Robert E. Rook, Tora’s Chief Executive Officer, and Munjit Johal, Tora’s Chief Financial Officer, have evaluated the effectiveness of Tora’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act” )) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, Mr. Rook and Mr. Johal have concluded that, as of the Evaluation Date, Tora’s disclosure controls and procedures are effective to provide reasonable assurance that information Tora is required to disclose in reports that Tora files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to Tora’s management, including Mr. Rook and Mr. Johal, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report.

Item 5. Other Information.

During the quarter of the fiscal year covered by this report, Tora reported all information that was required to be disclosed in a report on Form 8-K.

Page - 21

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

Filed
10.4

Termination Agreement between Tora Technologies Inc. and LA Embroidery Inc. dated July 6, 2006 filed as an Exhibit to Tora’s Form 8-K (Current Report) filed on July 7, 2006 and incorporated herein by reference.

Filed
10.5

Asset Purchase Agreement dated October 20, 2006 between Tora Technologies Inc. and Manhattan Assets Corp., filed as an Exhibit to Tora’s Form 8-K (Current Report) filed on October 23, 2006 and incorporated herein by reference.

Filed
10.6

Assignment of Debt Agreement dated October 20, 2006 among Tora Technologies Inc., Manhattan Assets Corp. and Makeup Incorporated, filed as an Exhibit to Tora’s Form 8-K (Current Report) filed on October 23, 2006 and incorporated herein by reference.

Filed
10.7

Transfer Agreement dated October 13, 2006 between Makeup Incorporated and Manhattan Assets Corp., filed as an Exhibit to Tora’s Form 8-K/A (Current Report) filed on October 27, 2006 and incorporated herein by reference.

Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Code of Ethics	Filed
99.2	Audit Committee Charter	Filed
99.3	Disclosure Committee Charter	Filed

Page - 22

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Tora Technologies Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

TORA TECHNOLOGIES INC.

By: /s/ Robert E. Rook
Name:  Robert E. Rook
Title: Director and CEO
Dated: November 14, 2006

Page - 23

Exhibit 31

Page - 24

TORA TECHNOLOGIES INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Robert E. Rook, certify that:

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

Date: November 14, 2006

/s/ Robert E. Rook
Robert E. Rook
Chief Executive Officer

Page - 25

TORA TECHNOLOGIES INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Munjit Johal, certify that:

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

Date: November 14, 2006

/s/ Munjit Johal
Munjit Johal
Chief Financial Officer

Page - 26

Exhibit 32

Page - 27

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Tora Technologies Inc. (“Tora”) on Form 10-QSB for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Robert E. Rook, President, Chief Executive Officer of Tora and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Tora.

/s/ Robert E. Rook
Robert E. Rook
Chief Executive Officer

November 14, 2006

Page - 28

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Tora Technologies Inc. (“Tora”) on Form 10-QSB for the period ending September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Munjit Johal, Chief Financial Officer of Tora and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of Tora.

/s/ Munjit Johal
Munjit Johal
Chief Financial Officer

November 14, 2006

Page - 29