Form 10QSB/A
period 2006-09-30
Makeup.com LTD
filed 2007-03-13
CIK 1281198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A
1st Amendment

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission file number 000-51225

MAKEUP.COM LIMITED
(Exact name of small business issuer as specified in its charter)

Incorporated in the State of Nevada	43-2041643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3388 Via Lido, Newport Beach, California, 92663
(Address of principal executive offices)
1-866-347-5057
(Issuer’s telephone number)
Tora Technologies Inc.
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

Page - 1

MAKEUP.COM LIMITED

Form 10-QSB/A
1st Amendment

EXPLANATORY NOTE

Makeup.com Limited (formerly Tora Technologies Inc.) is filing this Form 10-QSB/A to amend certain sections of its Form 10-QSB for the three and nine months ended September 30, 2006. We originally filed our Form 10-QSB for the three and nine months ended September 30, 2006 (the “Original Filing”) on November 14, 2006. We are amending the Original Filing solely to revise Note 8 - Subsequent Events in the Notes to the Consolidated Financial Statements and to revise Item 2, Management’s Discussion and Analysis to (1) reflect the name change from Tora Technologies Inc. to Makeup.com Limited and (2) the Overview to reflect the transaction as a reverse acquisition instead of as a purchase.

This amendment to the Original Filing does not alter any part of the content of the Original Filing, except for the changes and additional information provided in this amendment, and this amendment continues to speak as of the date of the Original Filing. Makeup.com has not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Original Filing. The filing of this amendment is not a representation that any statements contained in the Original Filing or this amendment are true or complete as of any date subsequent to the date of the Original Filing. This amendment does not affect the information originally set forth in the Original Filing, the remaining portions of which have not been amended. Accordingly, this Form 10-QSB/A should be read in conjunction with Makeup.com’s filings made with the SEC subsequent to the filing of the original Form 10-QSB on November 14, 2006 (SEC Accession No. 0001104540-06-000277).

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

Stock-based Compensation

Prior to January 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting, under which compensation expense was only recognized if the exercise price of the Company’s employee stock options was less than the market price of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified retrospective transition method. The Company has not issued any stock options or share based payments since its inception. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share as a result of adopting SFAS No. 123R

Long-Lived Assets

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

In February 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”. This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This statement is effective for all financial instruments acquired or issued after the beginning of an entities first fiscal year that begins after September 15, 2006. Adoption of SFAS No. 155 is not expected to have a material effect on the Company’s results of operations, financial condition or cash flows.

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

Change of name

On November 21, 2006, the Company changed its name to Makeup.com Limited.

Increase of Authorized Capital

On November 21, 2006, the Company’s authorized common stock increased from 75,000,000 to 200,000,000 common shares. The par value of $0.001 remained the same.

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

As a result of a change in control of the Company’s controlling shareholder and because Makeup is the larger corporation , the acquisition will be accounted for as a reverse acquisition, with the Company’s net assets recorded at fair value and the results of the Company’s operations included in the consolidated financial statements from the date of acquisition.

The following condensed consolidated financial statements illustrate the effect of the acquisition (“pro forma”) on the Company’s financial position and results of operations. The condensed consolidated balance sheet as of September 30, 2006 is based on the  balance sheets of the Company and Makeup as of that date and assumes the acquisition took place on that date. The condensed consolidated statements of operations for the year ended December 31, 2005 and the nine months ended September 30, 2006 are based on the historical statements of operations of the Company and Makeup for those periods. The pro forma condensed consolidated statements of operations assume the acquisition took place on January 1, 2005.

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

The accompanying condensed consolidated pro forma financial statements should be read in connection with the Company’s Form 8-K/A filed on March 12, 2007.

The following unaudited pro forma financial data does not purport to represent what the Company’s results from continuing operations would actually have been had transactions in fact occurred as of an earlier date, or project the results for any future date or period. The following condensed consolidated pro forma financial statements are based on the following September 30, 2006, information:

(a) $16,026 in costs in excess of net assets acquired and all of the additional paid in capital of $108,394 allocated to stockholders’ deficit.

(b) Acquisition of the Navision software for $216,107, resulted in an impairment charge against fixed assets of $123,016, because fair value of these assets was deemed to be $93,091.

(c) In connection with the acquisition, Manhattan entered into a transfer agreement with Makeup whereby Manhattan transferred the domain name www.makeup.com (“domain name”) to Makeup in exchange for a promissory note dated October 13, 2006 in the amount of $333,333. This note is unsecured, bears interest at 8% and the principle and interest are due on demand. Due to Makeup acquiring the domain name from a company sharing a common director, the domain name was transferred at the historical cost on Manhattan’s books of $333,333.

Pro Forma Balance Sheet (unaudited)
September 30, 2006
Other current assets	$ 35,793
Inventory	259,682
Prepaid expenses and deposits	106,818
Fixed assets	128,979
Intangible asset - domain name	333,333
Total assets	$864,605

Accounts payable and accrued liabilities	$110,989
Advances payable	857,892
Due to related parties	1,412,628
Note payable to related party	333,333
Total liabilities	2,714,842

Stockholder's deficit	(1,850,237)
Total liabilities and stockholder's deficit	$864,605

Page - 12

TORA TECHNOLOGIES INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2006 AND 2005
UNAUDITED

NOTE 8 - SUBSEQUENT EVENT, continued

Pro Forma Statements of Operations (unaudited)

	Nine months ended September 30, 2006	Twelve months ended December 31, 2005

Sales	$146,407	$79,998
Cost of sales	111,242	50,106
Gross profit	35,165	29,892

Administrative expenses	728,609	754,408
Charge for impairment of fixed assets	-	123,016
Total operating expenses	728,609	877,424
Loss from continuing operations	(693,444)	(847,532)

Discontinued operations:
Net loss - embroidery business (net of $0 tax effect)	(56,631)	(38,312)

Net loss	$(750,075)	$(885,844)

Net loss per share - basic and diluted:
Continuing operations	$(0.02)	$(0.02)
Discontinued operations	(0.00)	(0.00)
Net loss per share	$(0.02)	$(0.02)

Weighted average number of shares	44,831,250	44,831,250

Page - 13

Item 2. Management’s Discussion and Analysis of Financial Condition or Results of Operations.

THE FOLLOWING IS A DISCUSSION AND ANALYSIS THAT MANAGEMENT BELIEVES IS RELEVANT TO AN ASSESSMENT AND UNDERSTANDING OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION OF MAKEUP.COM LIMITED (FORMERLY TORA TECHNOLOGIES INC.) (“MAKEUP.COM” OR THE “COMPANY”) FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE HEREIN AND MANAGEMENT’S DISCUSSION AND ANALYSIS INCLUDED IN MAKEUP’S ANNUAL REPORT ON FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2005.

Overview

Until July 6, 2006, we were in the early stages of development and our principal business was the marketing of custom embroidery products and services over the internet. On July 6, 2006, we cancelled our embroidery Service Agreement and as such we are no longer in the business of marketing custom embroidery products and services over the internet.

On October 20, 2006, we entered into an asset purchase agreement with Manhattan Assets Corp. (“Manhattan”) whereby we acquired:

(a)	100% of the issued and outstanding common stock of Makeup Incorporated (“Makeup”), a corporation registered under the laws of the State of Nevada.

(b)	Navision software.

In exchange for:

(a)	cash of $1 and,

(b)	an assignment of debt to us, in the amount of US$216,107 that Manhattan owed to Makeup.

As a result of a change in our controlling shareholder and because Makeup is the larger corporation, the acquisition has been accounted for as a reverse acquisition, with our net assets recorded at fair value and the results of our operations included in the consolidated financial statements from the date of acquisition (October 20, 2006).

In the subsequent event note to our September 30, 2006 consolidated financial statements we have included the pro forma effect of our October 20, 2006 acquisition of Makeup, as though the acquisition of Makeup had occurred on September 30, 2006. If the acquisition had occurred on September 30, 2006, the pro forma effect on our financial statements would have resulted in:

(a) $16,026 in costs in excess of net assets acquired and all of the additional paid in capital of $108,394 allocated to stockholders’ deficit.

(b) an impairment charge of $123,016 taken against the acquisition of Navision software in the amount of $216,107, because fair value of these assets was deemed to be $93,091, which was the net book value on Manhattan’s books at September 30, 2006.

(c) Manhattan’s transfer of the domain name www.makeup.com (“domain name”) to Makeup in exchange for a promissory note dated October 13, 2006 in the amount of $333,333. Due to Makeup and Manhattan sharing a common director, the domain name was transferred at Manhattan’s historical cost of $333,333 This note is unsecured, bears interest at 8% and the principal and interest are due on demand.

Page - 14

The subsequent event note in our accompanying financial statements illustrates the effect of the acquisition (“pro forma”) on our financial position and results of operations. The condensed consolidated pro forma balance sheet as of September 30, 2006 is based on our  balance sheet and the consolidated balance sheet of Makeup as of that date and assumes the acquisition took place on that date. The condensed consolidated pro forma statements of operations for the year ended December 31, 2005 and the nine months ended September 30, 2006 are based on our historical statements of operations and the historical consolidated statements of operations of Makeup for those periods. The pro forma condensed consolidated statements of operations assumes the acquisition took place on January 1, 2005.

The pro forma condensed consolidated financial statements that are included in our subsequent event note, may not be indicative of the actual results of the acquisition. In particular, the pro forma condensed consolidated financial statements are based on our current estimate of the allocation of the purchase price, the actual allocation of which may differ.

The financial statements should be read in connection with our historical financial statements and with Makeup’s 8-K/A filed on March 12, 2007.

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

Makeup.com and its subsidiaries Makeup and Online mean “we”, “us” or “our” and will be referred to as such throughout the balance of this document.

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

On November 21, 2006, we changed our name to Makeup.com Limited and increased our authorized capital from 75,000,000 common shares to 200,000,000 commons shares with a par value of $0.001.

We have accumulated a deficit of approximately $170,000 to September 30, 2006. Additional financing will be required to carry out our plans to expand our product lines and sell our beauty products worldwide, until such time as we achieve positive cash flows from operations. Based upon current plans, we expect to incur operating losses in future periods, which we plan to mitigate through additional debt or equity financing. We believe we will be able to fund our operations for at least the next twelve months through private loans and equity financing. Failure to generate sufficient revenues or raise sufficient working capital could adversely affect our ability to achieve our business objectives.

Page - 15

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

Page - 16

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

Page - 17

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

Page - 18

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

Page - 19

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

Page - 20

Contractual Obligations

Lease Commitment

We have the following lease commitment as of the date we acquired our cosmetics business, October 20, 2006:

Lease on warehouse facility under a non-cancelable operating lease which expires on December 31, 2009. Our estimated costs for this lease are as follows:

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

Page - 21

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Makeup.com Limited has caused this report to be signed on its behalf by the undersigned duly authorized person.

MAKEUP.COM LIMITED

By: Robert E. Rook
Name:  Robert E. Rook
Title: Director and CEO
Dated: March 12, 2007

Page - 22