Form 10KSB
period 2006-12-31
Makeup.com LTD
filed 2007-04-16
CIK 1281198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number  000-51225

MAKEUP.COM LIMITED (formerly Tora Technologies Inc.)
(Name of Small Business Issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	43-2041643 (I.R.S. Employer Identification No.)
3388 Via Lido, 4th Floor, Newport Beach, California (Address of principal executive offices)	92663 (Zip Code)

Issuer’s telephone number  1-866-347-5057

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[    ] Yes         [ X ]  No

Makeup.com Limited	Form 10-KSB - 2006	Page 2 of 67

State issuer’s revenues for its most recent fiscal year.

$247,405

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $19,769,970 as of April 12, 2007 {$0.675 X 29,288,845}

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 12, 2007
common stock - $0.001 par value	44,831,250

Documents incorporated by reference:  Exhibit 10.1 (Service Agreement) filed as an exhibit to Makeup.com’s Form SB-2 (Registration Statement) filed on March 5, 2004; Exhibit 10.4 (Asset Purchase Agreement) filed as an exhibit to Makeup.com’s Form 8-K (Current Report) filed on October 23, 2006; Exhibit 10.5 (Assignment of Debt Agreement) filed as an exhibit to Makeup.com’s Form 8-K (Current Report) filed on October 23, 2006; Exhibit 14 (Code of Ethics) filed as an exhibit to Makeup.com’s Form 10-KSB (Annual Report) filed on March 29, 2006; Exhibit 99.1 (Audit Committee Charter) filed as an exhibit to Makeup.com’s Form 10-KSB (Annual Report) filed on March 29, 2006; and Exhibit 99.2 (Disclosure Committee Charter) filed as an exhibit to Makeup.com’s Form 10-KSB (Annual Report) filed on March 29, 2006.

Transitional Small Business Disclosure Format (Check one): Yes   [   ]     No   [ x ]

Makeup.com Limited	Form 10-KSB - 2006	Page 3 of 67

Forward Looking Statements

The information in this annual report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements involve risks and uncertainties, including statements regarding Makeup.com’s capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in other reports Makeup.com files with the Securities and Exchange Commission.

The information constitutes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The forward-looking statements in this Form 10-KSB for the fiscal year ended December 31, 2006, are subject to risks and uncertainties that could cause actual results to differ materially from the results expressed in or implied by the statements contained in this report.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements.  No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate.

All forward-looking statements are made as of the date of filing of this Form 10-KSB and Makeup.com disclaims any obligation to publicly update these statements, or disclose any difference between its actual results and those reflected in these statements. Makeup.com may, from time to time, make oral forward-looking statements.  Makeup.com strongly advises that the above paragraphs and the risk factors described in this Annual Report and in Makeup.com’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of Makeup.com to materially differ from those in the oral forward-looking statements.  Makeup.com disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

PART I

Item 1.

Description of Business.

General

 Makeup.com Limited (“Makeup.com”) was incorporated under the laws of the State of Nevada on July 14, 2003 under the name “Tora Technologies Inc.”  On October 18, 2006, the board of directors and holders of a majority of the shares of common stock approved an amendment to the Articles of Makeup.com to change the name of the company to “Makeup.com Limited”.  The amendment was effective on November 21, 2006.

On October 20, 2006, pursuant to the terms and conditions of an Asset Purchase Agreement, Makeup.com acquired 100% ownership of Makeup Incorporated, which was formed under the laws of Nevada on February 12, 2004 (“Makeup”).  Also, as part of the Asset Purchase Agreement, Makeup.com acquired 100% ownership of Online Makeup Inc., which was formed under the laws of British Columbia on September 17, 2004 (“Online”).  The acquisition of Makeup by Makeup.com was treated as a reverse acquisition whereby Makeup was treated as the acquirer and Makeup.com as the acquiree because of a change in control in the controlling shareholder of Makeup.com and Makeup being the larger corporation.   Also, Makeup.com indirectly owns through Makeup a 100% interest in www.makeup.com, www.boutiquecosmetics.com, www.boutiquecosmetics.ca, www.makeupsurplus.com, and www.surplusmakeup.com.  See Exhibit 10.4 – Asset Purchase Agreement for more details.

From the date of inception, February 12, 2004 to June 2005, Makeup was developing the makeup.com website, sourcing beauty products and setting up the warehouse and corporate operations.  In June 2005 Makeup commenced selling beauty products on the makeup.com website to customers in the United States.  Makeup.com has limited operating history from inception to December 31, 2006.

Makeup.com has an authorized capital of 200,000,000 shares of commons stock with a par value of $0.001 per share with 44,831,250 shares of common stock currently issued and outstanding.

Makeup.com Limited	Form 10-KSB - 2006	Page 4 of 67

Neither Makeup.com nor its subsidiaries have been involved in any bankruptcy, receivership or similar proceedings.  There have been no material reclassifications, mergers, consolidations or purchases or sales of a significant amount of assets not in the ordinary course of Makeup.com’s business, other than Makeup.com discontinuing its embroidery business in July 2006 the reverse acquisition of Makeup and transactions associated with this reverse acquisition.

See “Business of Makeup.com” and “Management’s Discussion and Analysis or Plan of Operations” below for more information on the business of Makeup.com and its subsidiaries.

Business of Makeup.com

Makeup.com is a holding company with its sole business being the management of Makeup’s business. Makeup is an e-commerce company that markets and sells makeup and beauty products over the Internet on its website www.makeup.com currently to clients only in the United States.

Products and Services

Makeup.com plans to be an online seller of all makeup and beauty related products and services, such as boutique products, hard-to-find products, product advertising, directory marketing, and value added services all on the www.makeup.com website. Makeup.com plans on expanding the market into other countries, such as Canada, Germany, and the United Kingdom. The intention is to continually add countries until Makeup.com is selling cosmetics worldwide.

Boutique products

In May 2006, the www.makeup.com website was re-tooled to incorporate the sale of boutique makeup products.  Boutique products are exclusive high-end items that are generally not available in local department stores.  Makeup.com has established strong relationships with a large number of boutique brands and is able to offer a full selection of boutique products such as:  bath & body, hair care, makeup, perfume, cologne, and skincare products for both women and men.  Makeup.com’s top selling boutique products include Alison Raffaele, Fusion Beauty, GoSmile, Juice Beauty, Lola Cosmetics, Paula Dorf, Stephen Knoll, The Art of Shaving, the Balm, and Too Faced Cosmetics.

Hard-to-Find products

Since June 2005, Makeup.com has offered on the www.makeup.com website hard-to-find colors or beauty products such as bath & body, hair care, makeup, perfume, cologne, and skincare products for both women and men, as well as products from the prior season of various cosmetic brands, at competitive prices.  Makeup.com intends to continue with marketing these prior season or difficult to locate brand name products. As well, Makeup.com is expanding into organic beauty products, and mother and baby products.

Advertising

Makeup.com plans on generating advertising revenues from a combination of various advertising avenues such as: video, animated and spot ads.  Makeup.com’s advertisers will consist of several categories.  The first category will be for makeup related products and companies, such as manufacturers.  The second category will be for retail establishments.  The third category will include health related products.

Directory Marketing

Makeup.com also intends to provide a local and international directory of services in the beauty industry, which will include local retail outlets featuring makeup products and services.

Value added services

Makeup.com plans to enhance revenue through the development of value-added services and customer loyalty programs.  In July 2006, the Makeup.com implemented a value-added “Ask an Expert” service to its website.  In addition, Makeup.com has added a customer product review section, sampling program to provide customers with the opportunity to experience new brands by including limited edition gifts with customer purchases.  Makeup.com also provides cosmetic advice to customers, making for a better shopping experience.  Other value-added services that Makeup.com plans to add to the website include a newsletter, on-site content, expanded product and brand information, customer account profiles to view order history, shipping

Makeup.com Limited	Form 10-KSB - 2006	Page 5 of 67

information, and purchases, loyalty discounts, exclusive offers to members, an expanded FAQ site, gift certificates, a customer wishlist, and additional payment options.  Makeup.com’s goal is to be a one-stop beauty destination.

Distribution of Products and Services

Makeup.com’s products and services are described in detail on the website www.makeup.com.  The products are offered through a simple “point and click” interface within a transaction secure website accepting the usual modes of secured credit card payments; coupled with 24-hour turnaround (excluding weekends and holidays) from receipt of the order to shipping of the product through established couriers,  a toll-free customer service telephone line where customer queries are answered during regular business hours, a no hassle return policy, a privacy policy, and a 100% satisfaction guarantee, the professionally designed website offers the safety and ease of shopping that a customer would expect to find on an e-commerce website.

Market

The primary and initial target market for Makeup.com’s products and services is currently both female and male online shoppers in the United States who desire quality and affordability in their makeup and beauty products.

Principal Suppliers

Makeup.com is not dependent on any single supplier for its products.  Makeup.com’s products are supplied by a variety of manufactures and suppliers primarily located in the United States.

Technology and Intellectual Property

Neither Makeup.com nor its subsidiaries currently own any patents or trade marks.  However, in January 2007 Makeup.com applied for a trademark on “www.makeup.com” and “makeup.com”.  The applications are still pending.

Also, they are not party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trademarks.  Makeup.com’s business is not materially dependent on the existence of a third party patent or other third party intellectual property rights except for the domain name www.makeup.com.  Makeup.com intends to protect its name and other major proprietary trademarks by (1) the registration of the trademarks used in the markets where Makeup.com operates its business and sells its products, (2) monitoring the markets for misuses of such trademarks by others, and (3) taking the appropriate steps to stop any infringing activities (4) insuring the domain name registration is kept in good standing.

Competition

Makeup.com competes with other online makeup companies possessing greater financial resources and technical facilities than Makeup.com in connection with (1) the sale of makeup and beauty products and (2) the recruitment and retention of qualified personnel.  Many of Makeup.com’s competitors have a very diverse portfolio and have not confined their market to makeup and beauty products, but offer a wide array of other products and services.  Some of these competitors have been in business for longer than Makeup.com and may have established more strategic partnerships and relationships than Makeup.com.

Makeup.com’s principal competitors are www.beauty.com, a division of www.drugstore.com, www.sephora.com, www.strawberrynet.com, and www.cosmeticmall.com.  Makeup.com also competes with smaller “niche” operators, who compete directly with the website, such as:

●

www.buymebeauty.com (New Jersey)

●

www.saveonmakeup.co.uk (United Kingdom)

●

www.neobeauty.com (California)

●

www.cosmetictimes.com (Canada)

●  www.fragrancenet.com (New York)

●

www.fragrancex.com (New York)

●

www.gloss.com (Estée Lauder)

●

www.cosmeticamerica.com (California)

●

www.home101store.com (California)

●

www.planetbeauty.com (California)

●

www.luxbeauty.com (Canada)

Makeup.com Limited	Form 10-KSB - 2006	Page 6 of 67

●

www.b-glowing.com.com (Oregon)

●

www.makeupheaven.com (Florida)

●

www.glossbeautybar.com (Canada)

●  www.origins.com (New York)

Many of Makeup.com’s current competitors have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than Makeup.com, and may enter into strategic or commercial relationships with larger, more established and well-financed companies.  Also, new technologies and the continued enhancement of existing technologies also may increase competitive pressures on Makeup.com.  Makeup.com cannot assure you that it will be able to compete successfully against current and future competitors or address increased competitive pressures.

Management believes, through Makeup.com’s ability to utilize its websites, that Makeup.com has a clear competitive advantage over other e-commerce companies in the online makeup business where it actively markets and sells its products and services.  The majority of companies in the makeup, cosmetic and beauty industries market a variety of products.  These fall under the main categories of makeup, skin care, perfume, hair care, and body & bath.  To own one of the main categories as a domain name (www.makeup.com) gives Makeup.com a significant advantage over other companies trying to market and sell makeup products and services online.

Also, unique characteristics of the Internet provide a number of advantages for an online retailer in the e-commerce industry.  Online retailers are able to display a larger number of products than traditional store-based or catalog sellers usually at a lower cost.  In addition, online retailers are able to frequently adjust their featured selections, editorial content and pricing, providing significant merchandising flexibility.  Online sellers also benefit from the minimal cost to conduct business on the Internet, the ability to reach a large group of customers from a central location, and the potential for low-cost customer interaction.  Unlike traditional channels, online retailers do not have the burdensome costs of managing and maintaining a retail store infrastructure or the significant printing and mailing costs of catalogs.  Online retailers can also easily obtain demographic and behavioral data about customers, increasing opportunities for direct marketing and personalized services.  Because brand loyalty is a primary factor influencing a beauty product purchase, a customer’s presence at the point-of-sale and ability to physically sense the beauty product are not critical to the purchasing decision.

Government Controls and Regulations

Currently, management believes Makeup.com and its subsidiaries are in compliance with all business and operations licenses that are typically applicable to most commercial ventures.  However, there can be no assurance that existing or new laws or regulations that may be adopted in various jurisdictions in the future, will not impose additional fees and taxes on Makeup.com and its business operations.  Management is not aware of any such revisions to existing laws and regulations nor new laws or regulations that could have a negative impact on Makeup.com’s business and add additional costs to Makeup.com’s business operations.

Websites are not currently subject to direct federal laws or regulations applicable to access, content or commerce on the Internet.  However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as:

● user privacy

● freedom of expression

● pricing

● content and quality of products and services

● taxation

● advertising

● intellectual property rights

● information security

The adoption of any such laws or regulations might decrease the rate of growth of Internet use, which in turn could decrease the demand for Makeup.com’s products and services, increase the cost of doing business, or in some other manner have a negative impact on Makeup.com’s business, financial condition and operating results.  In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain.  The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

Makeup.com Limited	Form 10-KSB - 2006	Page 7 of 67

Additionally, in response to concerns regarding “spam” (unsolicited electronic messages), “pop-up” web pages and other Internet advertising, the federal government and a number of States have adopted or proposed laws and regulations that would limit the use of unsolicited Internet advertisements.  While a number of factors may prevent the effectiveness of such laws and regulations, the cumulative effect may be to limit the attractiveness of effecting sales on the Internet, thus reducing the value of Makeup.com’s business operations.  Makeup.com does not engage in the use of “spam” (unsolicited electronic messages), “pop-up” web pages and other Internet advertising techniques that are unsolicited.

Also, several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and on-line service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies.  This could increase the cost of transmitting data over the Internet.

Number of Total Employees and Number of Full Time Employees

Currently, neither Makeup.com nor Makeup have any full time or part time employees.   As of December 31, 2006, Makeup’s subsidiary, Online had 5 full time employees and as of March 2007, Online has 3 full time employees.

At present, Makeup.com’s officers and directors do not have any employment agreement with Makeup.com.  Makeup.com presently does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, Makeup.com may adopt plans in the future.  There are presently no personal benefits available to any employees.

RISK FACTORS

You should consider each of the following risk factors and the other information in this annual report, including Makeup.com’s consolidated financial statements and related footnotes, in evaluating Makeup.com’s business and prospects.  The risks and uncertainties described below are not the only ones that impact on Makeup.com’s business.  Additional risks and uncertainties not presently known to Makeup.com or that Makeup.com currently considers immaterial may also impair its business operations.  If any of the following risks actually occur, Makeup.com’s business and financial results could be harmed.  In that case, the trading price of Makeup.com’s common stock could decline.

Risks associated with Makeup.com:

1.

Makeup.com is in the early stage of fully implementing its business plan and may not be able to continue as a going concern and may not be able to raise additional financing.

From the date of inception, February 12, 2004 until June 2005, Makeup.com was developing the makeup.com website, sourcing beauty products and setting up their warehouse and corporate operations.  During the first quarter of 2005, Makeup.com commenced selling beauty products on the website and focused on increasing product lines and sales.  As such, Makeup.com has accumulated a deficit of approximately $2.3 million to date and will require additional financing to support their operations until such time as they achieve positive cash flows from operations.  These factors raise substantial doubt about Makeup.com’s ability to continue as a going concern.  Makeup.com’s ability to achieve and maintain profitability and positive cash flow is dependent upon increasing their sales, increasing their product lines, globally expanding their sales market and controlling operating costs.  Based upon current plans, Makeup.com expects to incur operating losses in future periods.  Makeup.com plans to mitigate these operating losses through outsourcing their fulfillment house, increasing sales, globally expanding their market and through additional debt or equity financing.  There is no assurance that Makeup.com will be able to reduce costs by outsourcing their fulfillment house, increase sales, globally expand their market or raise additional debt or equity funds in the future.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.  This note may make it more difficult for Makeup.com to raise additional equity or debt financing needed to run its business and is not viewed favorably by analysts or investors.  Makeup.com urges potential investors to review this report before making a decision to invest in Makeup.com.

2.

Makeup.com lacks a significant operating history and has losses that it expects to continue into the future.  If the losses continue Makeup.com may have to suspend operations or cease operations and its stock value may decline.

Makeup.com was incorporated on July 14, 2003, and makeup.com has no significant operating history upon which an evaluation of its future success or failure can be made.

Makeup.com Limited	Form 10-KSB - 2006	Page 8 of 67

Makeup.com’s accumulated net loss since inception including accumulated comprehensive loss was $2,297,052 at December 31, 2006.  Makeup.com has a limited history of operations that has been characterized by ongoing operating losses, which management believes will continue for at least the next 12 to 18 months.  Makeup.com’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to generate revenues from its planned business operations and to reduce development costs.  Makeup.com cannot guaranty that it will be successful in generating revenues in the future.  Failure to generate revenues may cause Makeup.com to suspend business operations or simply go out of business.  Also, any economic weakness may limit Makeup.com’s ability to continue its development and ultimately market its products and services. Any of these factors could cause Makeup.com’s stock price to decline and result in you losing a portion or all of your investment.

3.

Since Makeup.com’s management lacks any formal training or experience in operating an e-commerce business, Makeup.com may have to hire or retain qualified personnel.  If Makeup.com is unable to hire or retain any qualified personnel, Makeup.com’s business operations may be negatively impacted.

Makeup.com’s management, while experienced in marketing, banking, finance and regulatory compliance, is new to the e-commerce business.  Makeup.com’s management will hire and retain qualified employees and consultants to perform administrative, sales or marketing roles related to an e-commerce business.  Makeup.com’s management has no direct training or experience in these areas and as a result may not be fully aware of all of the specific requirements related to working within this industry.  Management’s decisions and choices may not take into account standard managerial approaches e-commerce companies commonly use.  Consequently, Makeup.com’s operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of experience in this industry. As a result, Makeup.com may have to suspend or cease operations and Makeup.com’s business operations may be negatively impacted.

Key personnel represent a significant asset, and the competition for these personnel is intense in the e-commerce industry.  Makeup.com may have particular difficulty attracting and retaining key personnel in initial phases of its plan of operation.  Makeup.com does not maintain key person life insurance on any of its personnel.  The loss of one or more of its key employees or its inability to attract, retain and motivate qualified personnel could negatively impact Makeup.com’s ability to complete its plan of operation.

4.

Makeup.com does not have sufficient funds to complete each phase of its proposed plan of operation and as a result may have to suspend operations.

Each of the phases of Makeup.com’s plan of operation is limited and restricted by the amount of working capital that Makeup.com has and is able to raise from financings and generate from business operations.  Makeup.com currently does not have sufficient funds to complete each phase of its proposed plan of operation and Makeup.com expects that it will not satisfy its cash requirements for the next 12 months.  As a result, Makeup.com may have to suspend or cease its operations on one or more phases of its proposed plan of operation.  As of December 31, 2006, Makeup.com had $62,611 in cash.

Until Makeup.com is able to generate any consistent and significant revenue it will be required to raise the required funds by way of equity or debt financing.  Makeup.com intends to finance its plan of operation with private loans and equity financing initially and then with revenues generated from its business operations.  If Makeup.com cannot raise the funds necessary to proceed it may have to suspend operations until it has sufficient capital.

If the costs of the proposed phases of the plan of operation are greater than anticipated, Makeup.com will be required to generate revenues from its business operations or find additional financing to sustain its business operations.  Makeup.com can provide no assurance to investors that Makeup.com will be able to find additional financing if required.

5.

Makeup.com does not expect to pay dividends in the foreseeable future.

Makeup.com has never paid cash dividends on its shares of common stock and has no plans to do so in the foreseeable future.  Makeup.com intends to retain earnings, if any, to develop and expand its business operations.

Risks associated with Makeup.com’ business:

6.

Makeup.com is relatively new to the internet marketplace with a limited history of operations and, as a result, Makeup.com’s ability to operate and compete effectively may be affected negatively.

In deciding whether to purchase Makeup.com’s shares of common stock, and the likelihood of Makeup.com’s success, you should consider that Makeup.com is relatively new to the internet marketplace and has a limited operating history upon which to judge its current operations.  As a result, you will be unable to assess Makeup.com’s future operating performance or its future financial results or condition by comparing these criteria against its past or present equivalents.

Makeup.com Limited	Form 10-KSB - 2006	Page 9 of 67

7.

Makeup.com may be subject to legal proceedings involving its intellectual property that could result in substantial costs and which could materially harm Makeup.com’s business operations.

From time to time, Makeup.com may be subject to legal proceedings and claims in the ordinary course of its business, including claims of alleged infringement of the trademarks and other intellectual property rights of third parties by Makeup.com.  These types of claims could result in increased costs of doing business through legal expenses, adverse judgments or settlements or require Makeup.com to change its business practices in expensive ways.  Additional litigation may be necessary in the future to enforce Makeup.com’s intellectual property rights, to protect its trade secrets or to determine the validity and scope of the proprietary rights of others.  Any litigation, regardless of outcome or merit, could result in substantial costs and diversion of management and technical resources, any of which could materially harm Makeup.com’s business.

8.

Makeup.com’s success depends, in part, on the quality and safety of the products its sells and delivers to its customers.

Makeup.com’s success depends, in part, on the quality and safety of the products being sold on its website. If the products are found to be defective or unsafe, or if they otherwise fail to meet Makeup.com’s customers’ standards, Makeup.com’s relationship with its customers could suffer, Makeup.com could lose market share, and Makeup.com could become subject to liability claims, any of which could result in a material adverse effect on Makeup.com’s business, results of operations and financial condition.

9.

Third party suppliers provide the products sold on Makeup.com’s website, and the loss of these suppliers or a disruption or interruption in the supply chain may adversely affect Makeup.com’s business.

Makeup.com sells products on its website that are supplied by various third party and boutique suppliers. The loss of multiple suppliers or a significant disruption or interruption in the supply chain could have a material adverse effect on the sale of products on Makeup.com’s website.  Furthermore, increases in the costs of products may adversely affect Makeup.com’s profit margins if Makeup.com is unable to pass along any higher costs in the form of price increases or otherwise achieve cost efficiencies in marketing and sale of products on its website.

10.

Makeup.com may not be able to achieve profitability or continue to grow its revenue and this may cause its stock value to decline.

Makeup.com launched its Internet website in April 2004 and Makeup.com’s sales revenue was $247,405 during the twelve months ended December 31, 2006.  Makeup.com has yet to achieve any level of profitability.  If Makeup.com is unable to get its revenue to exceed its costs Makeup.com will continue to experience negative cash flow and net losses.  If Makeup.com is unable to grow its customer base management expects revenue growth to be difficult.  Failure to reduce losses or to increase revenues could result in the decline of Makeup.com’s stock value.

Risks associated with Makeup.com’s industry:

11.

Makeup.com may experience losses due to foreign exchange translations as a result of the volatility of the value of the US dollar.

Makeup.com holds a significant portion of its cash reserves in US dollars and a portion of its expenses are due in Canadian dollars.  Due to foreign exchange rate fluctuations, the value of these Canadian dollar expenses can result in both translation gains and losses in US dollar terms.  If there was to be a significant decline in the US dollar versus the Canadian Dollar, Makeup.com’s Canadian dollar expenses would increase.  Makeup.com has not entered into derivative instruments to offset the impact of foreign exchange fluctuations.  Such foreign exchange fluctuations could cause Makeup.com to experience losses.

Makeup.com Limited	Form 10-KSB - 2006	Page 10 of 67

12.

Failure to successfully compete in the e-commerce industry with established e-commerce companies may result in Makeup.com’s inability to continue with its business operations.

There are several established e-commerce companies that provide similar services.  Makeup.com expects competition in this market to increase significantly as new companies enter the market and current competitors expand their online services.  Makeup.com’s competitors may develop content or offer products that are better than Makeup.com’s or that achieve greater market acceptance.  It is also possible that new competitors may emerge and acquire significant market share.  Competitive pressures created by any one of these companies, or by Makeup.com’s competitors collectively, could have a negative impact on Makeup.com’s business, results of operations and financial condition and as a result, Makeup.com may not be able to continue with its business operations.

In addition, if Makeup.com is unable to develop and introduce enhanced or new technology or services quickly enough to respond to market or user requirements or to comply with emerging industry standards, or if these services do not achieve market acceptance, Makeup.com may not be able to compete effectively.

13.

Any new laws or regulations relating to the Internet or to the e-commerce business or any new interpretations of existing laws could have a negative impact on Makeup.com’s business.

Currently, other than business and operations licenses applicable to most commercial ventures, Makeup.com is not required to obtain any governmental approval for its business operations.  However, there can be no assurance that current or new laws or regulations will not, in the future, impose additional fees and taxes on Makeup.com and its business operations.  Additionally, in response to concerns regarding “spam” (unsolicited electronic messages), “pop-up” web pages and other Internet advertising, the federal government and a number of states have adopted or proposed laws and regulations that would limit the use of unsolicited Internet advertisements.  While Makeup.com does not engage in these activities, the cumulative effect may be to limit the attractiveness of effecting sales on the Internet, thus reducing the value of Makeup.com’s business operations.  Any new laws or regulations relating to the Internet or any new interpretations of existing laws could have a negative impact on Makeup.com’s business and add additional costs to Makeup.com’s business operations.

14.

Security of online transactions via the Internet and any security breaches will have a negative impact on Makeup.com’s business.

The secure transmission of confidential information over public telecommunications facilities is a significant barrier to electronic commerce and communications on the Internet.  Many factors may cause compromises or breaches of security systems used by Makeup.com and other Internet sites to protect proprietary information, such as worms and viruses.  A compromise of security on the Internet would materially negatively affect the use of the Internet for commerce and communications.  This in turn would negatively affect Makeup.com’s business.  While Makeup.com takes all steps to ensure the safety of proprietary information, housed in, and moving through its systems, including the use of encryption technology, the circumvention of Makeup.com’s security measures could result in misappropriation of its proprietary information or cause interruptions of Makeup.com’s operations.  Protecting against the threat of such security breaches may require Makeup.com to expend significant amounts of capital and other resources.  There can be no assurance that Makeup.com’s security measures will prevent security breaches.

15.

“Penny Stock” rules may make buying or selling Makeup.com’s shares of common stock difficult, and severely limit the market and liquidity of the shares of common stock.

Trading in Makeup.com’s shares of commons stock is subject to certain regulations adopted by the SEC commonly known as the “penny stock” rules.  Makeup.com’s shares of common stock qualify as penny stocks and are covered by Section 15(g) of the Securities Exchange Act of 1934, which imposes additional sales practice requirements on broker/dealers who sell the common shares in the aftermarket.  The “penny stock” rules govern how broker-dealers can deal with their clients and “penny stocks”.  For sales of Makeup.com’s shares of commons stock, the broker/dealer must make a special suitability determination and receive from you a written agreement prior to making a sale to you.  The additional burdens imposed upon broker-dealers by the “penny stock” rules may discourage broker-dealers from effecting transactions in Makeup.com’s shares of commons stock, which could severely limit their market price and liquidity of its shares of commons stock.  This could prevent you from reselling your shares and may cause the price of the shares of commons stock to decline.  See “Penny Stock rules” on page 13 for more details.

Makeup.com Limited	Form 10-KSB - 2006	Page 11 of 67

Item 2.

Description of Property.

The corporate offices for Makeup.com are located at 3388 Via Lido, 4th Floor, Newport Beach, California, 92663, and is shared office space.

The Online’s warehouse facilities are located in a 5,732 square foot facility in Burnaby, British Columbia, Canada. The lease for this facility expires on December 31, 2009.  Online moved into this facility on January 1, 2005 and operated at this location until March 9th, 2007.  On March 7, 2007, Makeup.com moved its fulfillment facilities to a warehouse in Sumner, Washington, in order to reduce cross border costs and add greater flexibility to warehouse storage size.  Makeup.com plans to sub-lease the warehouse in Burnaby, British Columbia, Canada

Makeup.com owns no real estate holdings and has no policy to acquire assets for possible capital gain or income.

Item 3.

Legal Proceedings.

Makeup.com is not a party to any pending legal proceedings and, to the best of management’s knowledge, none of Makeup.com’s property or assets are the subject of any pending legal proceedings.

Item 4.

Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters.

(a)

Market Information

Makeup.com’s common stock was initially quoted on the NASD OTC Bulletin Board from May 6, 2005 until November 22, 2006 under the symbol “TORA”, and is now quoted on the NASD OTC Bulletin Board under the symbol “MAKU”.  The trading symbol change was effective November 22, 2006.  The table below gives the high and low bid information for each fiscal quarter for the last two fiscal years and for the interim period ended March 29, 2007.  The bid information was obtained from the Pink Sheets LLC and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

High & Low Bids
Period ended	High	Low	Source
29 March 2007	$0.75	$0.32	Pink Sheets LLC
31 December 2006	$0.96	$0.29	Pink Sheets LLC
30 September 2006	$1.09	$0.30	Pink Sheets LLC
30 June 2006	$1.10	$1.01	Pink Sheets LLC
31 March 2006 (after 7.5 for 1 split)	$1.10	$1.01	Pink Sheets LLC
16 February 2006	$1.60	$1.10	Pink Sheets LLC
31 December 2005	$1.60	$1.00	Pink Sheets LLC
30 September 2005	$1.00	$0.65	Pink Sheets LLC
30 June 2005	$0.65	$0.55	Pink Sheets LLC

(b)

Holders of Record

Makeup.com has 22 registered holders of common stock.

Makeup.com Limited	Form 10-KSB - 2006	Page 12 of 67

(c)

Dividends

Makeup.com has declared no cash dividends on its common stock in fiscal 2006.  Makeup.com has no current plans to declare or pay any cash dividend on its common stock.

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

(d)

Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

2003 and 2004 Sales

As of December 31, 2005, Makeup.com sold 44,831,250 (5,977,500 pre-dividend) shares of unregistered securities.  All of the 44,831,250 (5,977,500 pre-dividend) shares were acquired from Makeup.com in private placements that were exempt from registration under Regulation S of the Securities Act of 1933.  Additionally, there was one share transfer from Ralph Biggar to Scott Randall.

The sale of unregistered securities includes the following:

1.

During September 2003, Makeup.com sold 16,875,000 (2,250,000 pre-dividend) shares of common stock to Ralph Biggar and to 1 non-affiliate purchaser for proceeds of $2,250.

2.

During October 2003, Makeup.com sold 22,500,000 (3,000,000 pre-dividend) shares of common stock to 13 non-affiliate purchaser for proceeds of $3,000.

3.

During October 2003, Makeup.com sold 825,000 (110,000 pre-dividend) shares of common stock to 2 non-affiliate purchasers for proceeds of $11,000.

4.

On October 20, 2003 Makeup.com issued 1,875,000 (250,000 pre-dividend) shares of common stock to 1 non-affiliate purchaser valued at $0.10 per share under a service agreement entered into with LA Embroidery.  See Exhibit 10.1 – Service Agreement for more details.  The shares issued for non-cash consideration were valued based on the fair market value of the common stock on the measurement date for the transaction.

5.

During November 2003, Makeup.com sold 525,000 (70,000 pre-dividend) shares of common stock to 7 non-affiliate purchasers for proceeds of $7,000.

6.

On September 20, 2004 Makeup.com converted a debt of $9,500 owed to its sole director, Ralph Biggar, to equity at a price of $0.20 per share.  This resulted in 356,250 (47,500 pre-dividend) shares of common stock being issued to Mr. Biggar.

7.

On October 11, 2004, Mr. Biggar transferred 1,875,000 (250,000 pre-dividend) shares of common stock held by him to Mr. Randall.  Mr. Randall did not pay Mr. Biggar any compensation for these shares.  Both Mr. Biggar and Mr. Randall are Canadian residents and retain only Canadian citizenship.

8.

During November 2004 Makeup.com sold 1,875,000 (250,000 pre-dividend) shares of common stock to 10 non-affiliate purchasers for proceeds of $50,000.

With respect to all of the above offerings, Makeup.com completed the offerings of the common stock pursuant to Rule 903 of Regulation S of the Act on the basis that the sale of the common stock was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S.  Makeup.com did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the shares.  Each purchaser represented to Makeup.com that the purchaser was not a U.S. person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a U.S. person.  The subscription agreement executed between Makeup.com and the purchaser included statements that the securities had not been registered pursuant to the Securities Act of 1933 and that the securities may not be offered or sold in the United States unless the securities are registered under the Securities Act of 1933 or pursuant to an exemption from the Securities Act of 1933.  The purchaser agreed by execution of the subscription agreement for the common stock: (i) to resell the securities purchased only in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933 or pursuant to an exemption from registration under the Securities Act of 1933; (ii) that Makeup.com is required to refuse to register any sale of the securities purchased unless the transfer is in accordance with the provisions of Regulation S, pursuant to registration under the Securities Act of 1933 or pursuant to an exemption from registration under the Securities Act of 1933; and (iii) not to engage in hedging transactions with regards to the securities purchased unless in compliance with the Securities Act of 1933. All securities issued were endorsed with a restrictive legend confirming that the securities had been issued pursuant to Regulation S of the Securities Act of 1933 and could not be resold without registration under the Securities Act of 1933 or an applicable exemption from the registration requirements of the Securities Act of 1933.

Each purchaser was given adequate access to sufficient information about Makeup.com to make an informed investment decision.  None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.  No registration rights were granted to any of the purchasers.

Stock dividend – February 2006

On January 31, 2006, the board of directors of Makeup.com declared a stock dividend on its outstanding shares of common stock.  For every share that a shareholder owned on February 14, 2006, that shareholder received an additional six and one half (6.5) shares on February 16, 2006.  On February 17, 2006, the stock dividend was ex-dividend and Makeup.com’s trading price was adjusted accordingly.  The stock dividend resulted in an increase of the Makeup.com’s issued and outstanding share capital from 5,977,500 shares of common stock to 44,831,250 shares of common stock.

Makeup.com Limited	Form 10-KSB - 2006	Page 13 of 67

(e)

Penny Stock Rules

Trading in Makeup.com’s common stock is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends Makeup.com’s common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in Makeup.com’s common stock, which could severely limit their market price and liquidity of Makeup.com’s common stock.

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

Item 6.

Management’s Discussion and Analysis.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand Makeup.com Limited, our operations and our present business environment.  Our MD&A is provided as a supplement to – and should be read in conjunction with – our consolidated financial statements and the accompanying notes thereto contained within this report and with Amendment #2 of our  8-K/A filed on March 12, 2007.

Overview

We, Makeup.com Limited (“Makeup.com”) (formerly Tora Technologies Inc.) were incorporated on July 14, 2003 in the state of Nevada and our corporate office is based in Newport Beach, California.  Our principal business was marketing custom embroidery products and services through the internet. On July 6, 2006, we cancelled our Service Contract thereby discontinuing marketing of custom embroidery products and services through the internet. On October 20, 2006, we changed our business direction and entered into the business of selling beauty products on the makeup.com website primarily to customers residing in the United States as a result of Makeup.com’s reverse merger with Makeup Incorporated (“Makeup”) and Makeup’s wholly owned subsidiary Online Makeup Inc. (“Online”).

Makeup, a Nevada corporation, was incorporated on February 12, 2004 for the purpose of selling beauty products, such as makeup and perfume (“cosmetics”) on the makeup.com website, to customers residing primarily in the United States.  On September 17, 2004, Online was incorporated under the laws of the Province of British Columbia in Canada as a wholly owned subsidiary of Makeup.  Until March 2007, Online operated as a fulfillment house where Makeup’s cosmetics were received, warehoused, and shipped.

From February 12, 2004 to June 2005, Makeup was developing the makeup.com website, sourcing beauty products and establishing the warehouse and corporate operations.  In June 2005, Makeup began selling cosmetics on the makeup.com website to customers primarily in the United States.

The merger of Makeup.com and Makeup was accounted for as a reverse acquisition. Makeup was treated as the acquirer and Makeup.com as the acquiree because of a change in control of the controlling shareholder of Makeup.com and Makeup being the larger corporation.  As a result, $8,241 of costs in excess of net assets acquired and all of the additional paid in capital of $108,394 were allocated to stockholders’ deficit.  As a result of the reverse merger Makeup.com’s operations will be included in our consolidated financial statements from October 20, 2006 (date of acquisition).

Makeup.com Limited	Form 10-KSB - 2006	Page 14 of 67

As part of the reverse merger, we entered into an asset purchase agreement with Manhattan Asset Corp. (“Manhattan” or “the Seller”) whereby we acquired:

▪

100% of the issued and outstanding common stock of Makeup

▪

Navision software.

In exchange for:

(a)

$1 and

(b)

an assignment of debt to us, in the amount of US$216,107 that Manhattan owed to Makeup.

The acquisition on October 20, 2006, resulted in:

(a)  The Navision software being written down from $216,107 to $89,315 or the net book value of the software on Manhattan’s books.

(b)  Acquiring our domain name from Manhattan on October 13, 2006 for $333,333 evidenced by a promissory note in the same amount.  The note is unsecured, bears interest at 8% and the principal and interest are payable on demand.  The domain name was transferred at Manhattan’s historical cost of $333,333 because on October 20, 2006, we shared a common director with Manhattan.

More detailed information on the reverse merger is included in the footnotes to our December 31, 2006 and 2005 consolidated financial statements and Amendment #2 of our 8-K/A filed on March 12, 2007.

Makeup.com and its subsidiaries Makeup and Online mean “we”, “us” or “our” and will be referred to as such throughout the balance of this document.

Our Business

General

We are currently selling cosmetics to customers residing primarily in the United States; however we are planning on expanding our market to other countries such as Canada, Germany and the United Kingdom within the next year.  Our intention is to sell cosmetics worldwide.

Our Objectives and Areas of Focus

Our focus during 2007 will be to continue our expansion into boutique products, which products are not as readily available to the consumer as the classic brand cosmetics.  Our expansion will focus on be in the following areas:

(a)

Brand expansion – whether it is boutique or classic brands, we will continue to provide the crème de la crème and the most sought after brands to our consumers,

(b)

Organic – the organic category has been our strength since its inception in May 2006 and we have a huge following in this category. New organic brands are selected based on the type of ingredients used as well the philosophy behind each brand,

(c)

Baby boom - Another area of focus will be mothers and babies.  We plan to source out products such as stretch mark creams and diaper creams,

(d)

Sampling Program – we will include samples in each order to provide customers with an opportunity to experience new brands,

(e)

Gift with Purchase – we will continue to offer limited edition promotional gifts with customer purchases, these promotional products change each month, and

(f)

One-stop Beauty Destination – our goal is to make our makeup website a one-stop beauty destination, constantly monitoring consumer demand and changing tastes in our quest to meet our customer’s beauty regimen expectations.

Makeup.com Limited	Form 10-KSB - 2006	Page 15 of 67

In order to increase sales, add new customers, and retain our current customer base we will continue to implement and expand the following marketing, branding and customer loyalty programs:

      (a)  introduce gift certificates,

      (b)  add customer incentive/loyalty programs to reward our customers for new referrals as well as for current purchases made,

      (c)  create a customer ‘wishlist’ (“gift registry”) functionality to encourage additional product purchases by existing customers, their friends and family members through this gift registry,

      (d)  introduce value added propositions through dynamic content within the beauty tips section,

      (e)  increase customer shipping options, and

      (f)   introduce additional order payment methods.

Additionally, we are continually enhancing our web site to attract and increase our customer base by:

(a)

adding a wider range of products,

(b)

making it easier to navigate through the site,

(c)

simplifying the check out process,

(d)

improving and simplifying the establishment and functionality of customer accounts,

(e)

making changes necessary to improve the natural web search through search engine optimization techniques,

(f)

adding customer account profiles to the website so customers can view their order history and current purchases, and

(g)

improving and adding security measures.

In an effort to reduce operating costs, administrative workload, personnel, and cross border shipping charges, we closed our warehouse operations in British Columbia and contracted with a fulfillment company to warehouse our inventory in Sumner, Washington in March 2007. This will allow us to close Online eliminating administrative overlap providing for better customer service, and quicker processing and shipping of orders to different countries at a lower cost.  Finally and most importantly, we will be able to inventory a larger and broader range of products and be less reliant upon drop shippers.

Challenges and Risks

Since inception we have accumulated a deficit of $2.3 million as of December 31, 2006.  Additional capital will be required to expand product lines, and sell beauty products worldwide   We believe we will be able to fund our expansion and operations for at least the next twelve months through private loans and equity financings.  However, failure to generate sufficient revenues or raise working capital will adversely affect our ability to achieve our ultimate business objectives. There are no assurances that we will be able to achieve positive cash flows, generate sufficient revenues, or be able to obtain additional debt or equity financings.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties or be necessary if we are unable to continue as a going concern.

Critical Accounting Policies and Estimates

An appreciation of our critical accounting policies is necessary to understand our financial results.  These policies may require that we make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our consolidated financial results.  The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes.  Other than our accounting for our revenue, inventory, prepaid expenses and deposits, financial instruments and intangible asset, our critical accounting policies do not involve the choice between alternative methods of accounting.  We have applied our critical accounting policies and estimation methods consistently.

Revenue Recognition

We derive our revenue from the sale of beauty products and record the sale as revenue when the product has been relieved from inventory, shipped to the customer and collectibility of the resulting receivable is reasonably assured.  We have inventory risk, do not act as an agent and recognize revenues on a “gross” basis, in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”).

Makeup.com Limited	Form 10-KSB - 2006	Page 16 of 67

At December 31, 2006 a reserve for returns had not been established due to the immaterial amount of product returns.  We plan to establish a reserve once product returns are estimated to be in excess of $1,000 per quarter.

Inventories

Our inventories are stated at the lower of cost or market and are accounted for under the first-in, first-out method.  Prior to December 31, 2006, we removed inventory items considered obsolete and we plan to offered slow moving inventory as part of our promotional packages.  At a minimum we expect to recover the cost of our inventory.

Prepaid Expenses and Deposits

Prepaid Marketing

We recognize advance payments for marketing fees as prepaid expenses.  Prepaid marketing expenses consist of amounts paid to strategic marketing partners for future marketing services.  These prepayments are expensed as marketing services are utilized, based on the fair values of the services received.  We regularly review these fees for possible impairment.

Prepaid expenses

We currently prepay for approximately 50% of our inventory, however prior to December 31, 2006 we prepaid for our entire inventory.  At December 31, 2006, $6,212 was owed to us from vendors for shipments that were not received in full. This is a credit balance on our books and will be applied to future inventory purchases from those vendors.

Deposit

We were required to post a deposit with our online credit card payment processor to cover any fraudulent or refund transaction to a maximum of $70,000. This deposit is refundable when we cease to use these services.

Financial Instruments

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and trade accounts receivable and accounts payable.

We place cash with various high quality financial institutions and, by policy, limit the amount of credit exposure with any one financial institution.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of these financial institutions.

Receivables arising from sales to individual customers are generally not significant and therefore are not collateralized.  Our credit risk is minimized because substantially all customers remit payment through credit cards.  None of our end-user customers account for more than 10% of net revenues.  At December 31, 2006 and 2005, we had $3,903 and $101 respectively, in trade accounts receivable from major credit card companies.  We continually monitor the financial condition of our customers to reduce risk.

During the year ended December 31, 2006, inventory purchased from two vendors totaled approximately $25,000 and $44,000, or 10% and 18% of net sales, respectively. We had a balance of $6,876 due to one of these vendors at December 31, 2006.  The loss of one or more of our vendors could have a material adverse effect on us.

Intangible Asset

In accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 142, "Goodwill and Other Intangible Assets," we classify our intangible asset as an intangible asset with an indefinite life not subject to amortization. We test this intangible asset for impairment at least annually or more frequently if events or circumstances indicate that such intangible asset might be impaired.

Makeup.com Limited	Form 10-KSB - 2006	Page 17 of 67

Our intangible asset is the domain name Makeup.com.  We determine the fair value of this asset by obtaining a third party appraisal on an annual basis.  At December 31, 2006, we believe the intangible asset was recorded at fair value and no impairment currently exists.

Recent Accounting Pronouncements

Refer to Note 2, of our Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Operations Review

For the year ended December 31, 2006, we had a net loss of $1,084,298.  As of December 31, 2006, our current assets consisted of a cash balance of $62,611, accounts receivable of $20,793, inventory of $320,216, and prepaid expenses and deposits of $30,622.  When offset against our current obligations of $315,121 in accounts payable and accrued liabilities, $2,545,901 in advances payable, a note payable in the amount of $339,178 and $4,156 in amounts due to related parties, we are left with a working capital deficit of $2,770,114.

While our cash position as of this filing is inadequate to satisfy our working capital needs, we will reduce our operating costs by closing our warehouse operations in Canada and outsourcing our warehousing.  This change will eliminate overhead expenses of running a warehouse (provided we can sublet our Canadian warehouse space) and alleviate our cross border shipping problems.  Additionally, we will continue to decrease reliance on drop shippers further reducing shipping costs and improving profit margins.

We expect revenues to increase and gross margins to improve in light of our current and proposed marketing initiatives, additional products and product lines and website programming improvements that will lead to a continually increasing number of visitors to our website.  We will continue to expand our boutique product lines because of the high margins and because these products are not readily available to consumers as the classic cosmetic brands.  The anticipated increase in revenues and the aforementioned reductions in operating expenses will offset certain increases in consulting, administrative, professional and marketing fees as we continue to source out new product lines and continue to implement our marketing and website programming improvements.

In September 2006, we were invited to participate in the ‘Pageant School:  Becoming Miss America’, in Santa Monica, CA. The sponsorship resulted in national recognition televised on CMT, Logo, MTV and VH1.  During the next year our external marketing plans include; sponsoring celebrity make-up artists in magazine advertisements and sponsoring beauty pageants.

While we continue to develop and stabilize our customer base by expanding our product offerings, we expect our web based cosmetic revenues will be insufficient to satisfy our current operational and working capital requirements.  In order to meet our immediate working capital requirements we will continue to raise funds through private loans and advances, private placements of our common stock and the issuance of shares for debt for the next year.

The issuance of any additional shares will result in dilution to our existing shareholders.

We are not involved in conducting any research and development activities.

Related-Party Transactions

At December 31, 2006 we were indebted to an officer for expenses incurred in the amount of $4,156.  We do not have any loans or advances payable to any of our officers and directors and   have no commitment to pay any administrative or directors’ fees. Additionally, we have not yet determined how our officers will be compensated.  During 2006 our officers performed without compensation.

Makeup.com Limited	Form 10-KSB - 2006	Page 18 of 67

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2006 AND 2005

Overall Results of Operations

For the year ended December 31, 2006, we incurred a net loss of $1,084,298, an increase of $359,782 from our net loss of $724,516 for the year ended December 31, 2005.  The increased loss was primarily due to increases in advertising costs associated with branding our website, writing off obsolete inventory, professional fees associated with our reverse merger and regulatory compliance and simplifying and expanding our website.

Revenues

Our sales increased by $167,407 or 209% from $79,998 for the year ended December 31, 2005 to $247,405 for the year ended December 31, 2006.  Our revenues are attributable to sales made on our makeup.com website.  We expect our revenues to steadily increase over the next year due to increased web related advertising, broader product lines, customer purchasing incentives and simplifying our website sales and checkout functions.  Based on our prior years growth and due to increased selection and product lines, ongoing internal and external marketing programs, customer incentives and website simplifications we expect to increase revenues significantly above revenues reported in 2006.

Cost of Goods Sold and Gross Profit

Our cost of goods sold increased by $182,589 or 364% from $50,106 for the year ended December 31, 2005 to $232,695 for the year ended December 31, 2006. Although revenues continue to increase our gross profit decreased by $15,182 or 51% from $29,892 for the year ended December 31, 2005 to $14,710 for the year ended December 31, 2006. The decrease was attributable to the write off of $28,000 in obsolete inventory and an adjustment of $7,000 for inventory shrinkage. Excluding the inventory adjustment and obsolete inventory our gross profit margin was $49,710 or 20%.  We expect to improve our gross profit margins to 38% by:

 (1)   reducing our reliance on products that are drop shipped because these products have lower profit margins, and

 (2)   eliminating or reducing certain incentive programs offering free or reduced shipping charges.

Furthermore, we are in the process of implementing programs to improve our gross profit margins, including moving our warehouse operations to Washington thereby reducing our external shipping costs as well as implementing inventory controls that should reduce product shrinkage. Additionally, we will more closely monitor and dispose slow moving and aging inventory before it becomes obsolete.

Operating Expenses

Our operating expenses increased by $344,600 or 46% from $754,408 for the year ended December 31, 2005 to $1,099,008 for the year ended December, 2006.  This increase was primarily due to increases in the following categories: advertising and promotion $121,000, professional fees $128,000, salaries $33,000 and consulting fees $29,000.

Over the next year we expect our operating costs to increase by approximately $400,000 or by 36% as a result of:

(a)

advertising and marketing expenses as we increase our market share of online sales,

(b)

administrative overhead attributable to increased accounting and  administrative functions associated with corporate growth and regulatory compliance, and

(c)

consulting expenses due to the ongoing updates to our website.

Off-Balance-Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our consolidated financial condition, changes in consolidated financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.  We do not have any non-consolidated, special-purpose entities.

Makeup.com Limited	Form 10-KSB - 2006	Page 19 of 67

Liquidity, Capital Resources and Financial Position

At December 31, 2006, we had a cash balance of $62,611 and negative cash flows from operations of $998,496.  During the year ended December 31, 2006, we primarily funded our operations through web sales and private advances of funds.

The notes to our consolidated financial statements as of December 31, 2006, disclose our uncertain ability to continue as a going concern.  We have insufficient revenues to cover our expenses while we are establishing and expanding our customer and product base and as a result have accumulated a deficit (including accumulated other comprehensive loss) of $2,297,052 since inception.  As of December 31, 2006, we had $3,204,356 in current liabilities, when offset against our current assets of $434,242 we have a working capital deficit of $2,770,114.   While we have successfully generated sufficient working capital and liquidity through web sales and private advances of funds and believe that we can continue to do so for the next year,  there are no assurances that we will succeed in developing our business and achieving a profitable level of operations sufficient to meet our ongoing cash needs.

The following table summarizes our sources and uses of cash for the year ended December 31, 2006 and 2005:

Sources and Uses of Cash
	For the year ended December 31,
	2006	2005

Net cash used in operating activities	$ (998,496)	$ (244,232)
Net cash used in investing activities	(31,794)	(100,771)
Net cash provided by financing activities	1,083,540	305,000
Effects of foreign currency exchange	2,209	(8,165)
Net cash flow	$ 55,459	$ (48,168)

Net Cash Used In Operating Activities

Net cash used in operating activities during the year ended December 31, 2006 was $998,496. We used $1,084,298 to cover operating costs, $17,832 to fund accounts receivable, $135,338 to purchase inventory, $60,416 was advanced to an affiliated company, and amounts due to related parties increased by $4,156, and $822,361 in advances due to former related parties were reclassified as advances payable.  These expenditures were funded through an increase in our accounts payable and accrued liabilities of $237,439, a decrease of $10,096 in prepaid expenses,  interest of $5,845 on our note payable was accrued, and we expensed $41,852 in depreciation on fixed assets.

Net Cash Used In Investing Activities

During the year ended December, 2006, we spent $22,665 on the acquisition of fixed assets, we used $888 in cash to bring our Global deposit up to the required $70,000 amount, and as a result of our business combination we acquired $17,773 in liabilities, $3,159 in assets and $6,205 in cash.  Currently we do not have any plans for large investment related expenditures.

Net Cash Provided By Financing Activities

During the year ended December 31, 2006 we received $1,083,540 in cash advances from private investors.  These advances are unsecured, non interest bearing and have no fixed terms of repayment.

Contingencies and Commitments

We had no contingencies or long-term commitments at December 31, 2006, except for our warehouse lease that we have included below under contractual obligations.

Makeup.com Limited	Form 10-KSB - 2006	Page 20 of 67

Income Taxes

The following table sets out our deferred tax assets as of December 31, 2006 and 2005.  We have established a 100% valuation allowance, as we believe it is more likely than not that the deferred tax assets will not be realized.

Deferred Tax Assets
	For the year ended December 31
	2006	2005
Federal loss carryforwards	$ 584,686	$ 264,489
Foreign loss carryforwards	103,382	58,688
Less: valuation allowance	(688,068)	(323,177)
	$ –	$ –

We based the establishment of a 100% valuation allowance against our deferred tax assets on our current operating results.  If our operating results improve significantly, we may have to record our deferred taxes in our consolidated financial statements, which could have a material impact on our financial results.

Contractual Obligations

Note payable and Advances Payable

We have not included our note payable in our contractual obligation table because the note is due on demand and we do not know when it will be repaid.  We have not included advances payable in the following table because these liabilities have no fixed term of repayment.

Lease Commitments

Although we have closed our warehouse facility, we remain obligated under a non-cancelable operating lease that expires on December 31, 2009.  Our estimated costs for this lease are as follows:

Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Lease commitments	$109,446	$ 35,662	$ 73,784	$ 0	$ 0

Total	$109,446	$ 35,662	$ 73,784	$ 0	$ 0

Internal and External Sources of Liquidity

We have funded our operations principally from the sale of cosmetics on our web site and cash advances from related and other parties.

Foreign Exchange

We are subject to foreign exchange risk for sales and purchases denominated in foreign currencies.  Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar.  We do not believe that we have any material risk due to foreign currency exchange because we prepay for the majority of our inventory that is denominated in a foreign currency and because all of our sales are made in United States dollars.

Inflation

We do not believe that inflation will have a material impact on our future operations.

Uncertainties relating to Forward Looking Statements

This Form 10-KSB Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  You can identify these statements by our use of words such as “plan”, “expect”, “aim”, “believe”, “project”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could” and other expressions that indicate future events and trends.  All statements that address expectations or projections about the future, including statements about our strategy for adding product lines, implementing our marketing programs, continuing to update our website, increasing our revenues and gross profit and raising capital from external sources are forward-looking statements.

All forward-looking statements are made as of the date of filing of this Form 10-KSB and we disclaim any duty to update these statements.

Certain parts of this Form 10-KSB may contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934 based on current managements expectations.  Our actual results could differ materially from those in our forward looking statements due to a number of uncertainties, including, but not limited to, those discussed in this section.  Factors that could cause future results to differ from these expectations include general economic conditions, particularly related e-commerce businesses and as they affect our ability to raise sufficient working capital.  As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment.  To the extent that the assumed events do not occur, our outcome may vary substantially from our anticipated or projected results, and accordingly, we express no opinion on the achievability of those forward-looking statements and give no assurance that any of the assumptions relating to the forward-looking statements are accurate.

We may, from time to time, make oral forward-looking statements.  We strongly advise you to read the foregoing paragraphs and the risk factors described in this annual report and in our other documents filed with the United States Securities and Exchange Commission for a description of certain factors that could cause our actual results to differ materially from those in the oral forward-looking statements.  We disclaim any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

Makeup.com Limited	Form 10-KSB - 2006	Page 21 of 67

Item 7.

Financial Statements

MAKEUP.COM LIMITED

(FORMERLY TORA TECHNOLOGIES INC.)

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED

DECEMBER 31, 2006 AND 2005

Makeup.com Limited	Form 10-KSB - 2006	Page 22 of 67

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

 23

Consolidated Balance Sheets

24

Consolidated Statements of Operations

25

Consolidated Statement of Stockholders’ Deficit and Comprehensive Loss

26

Consolidated Statements of Cash Flows

27

Notes to Consolidated Financial Statements

28

Makeup.com Limited	Form 10-KSB - 2006	Page 23 of 67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Makeup.com Limited (formerly Tora Technologies, Inc.)

We have audited the accompanying consolidated balance sheets of Makeup.com Limited (formerly Tora Technologies, Inc.), as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit and comprehensive loss, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Makeup.com Limited (formerly Tora Technologies, Inc.) as of December 31, 2006 and 2005, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully described in Note 3, the Company has incurred recurring operating losses and has an accumulated deficit.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 3.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Mendoza Berger & Company, LLP

/s/ Mendoza Berger & Company, LLP

Irvine, California

March 23, 2007

Makeup.com Limited	Form 10-KSB - 2006	Page 24 of 67

MAKEUP.COM LIMITED
(FORMERLY TORA TECHNOLOGIES INC.)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005

ASSETS

Current assets:
Cash	$ 62,611	$ 7,152
Accounts receivable, net of $297 and $0 in allowance for doubtful accounts	20,793	2,961
Inventory	320,216	184,878
Prepaid expenses and deposits	30,622	40,718
Due from affiliate	-	155,691

Total current assets	434,242	391,400

Fixed assets, net of $61,498 and $19,645 accumulated depreciation	114,560	44,432
Deposit	70,000	69,112
Intangible assets	333,333	-

Total assets	$ 952,135	$ 504,944

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$ 315,121	$ 77,681
Advances payable	2,545,901	640,000
Note payable	339,178	-
Due to related parties	4,156	822,361

Total current liabilities	3,204,356	1,540,042

Commitments and contingencies

Stockholders' deficit:
Common stock $0.001 par value, 200,000,000 authorized;
44,831,250 and 1,000 issued and outstanding at December 31, 2006 and
2005, respectively	44,831	1
Accumulated deficit	(2,287,035)	(1,022,873)
Accumulated other comprehensive loss	(10,017)	(12,226)

Total stockholders' deficit	(2,252,221)	(1,035,098)

Total liabilities and stockholders' deficit	$ 952,135	$ 504,944

The accompanying notes are an integral part of these consolidated financial statements

Makeup.com Limited	Form 10-KSB - 2006	Page 25 of 67

MAKEUP.COM LIMITED
(FORMERLY TORA TECHNOLOGIES INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Sales	$ 247,405	$ 79,998

Cost of goods sold	232,695	50,106

Gross profit	14,710	29,892

Operating expenses:
General and administrative	1,099,008	754,408

Net loss	$ (1,084,298)	$ (724,516)

Net loss per share - basic and diluted	$ (0.02)	$ (724.52)

Weighted average number of shares outstanding - basic and diluted	44,831,250	1,000

The accompanying notes are an integral part of these consolidated financial statements

Makeup.com Limited	Form 10-KSB - 2006	Page 26 of 67

MAKEUP.COM LIMITED
(FORMERLY TORA TECHNOLOGIES INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	Common Stock Issued
				Accumulated
				Other
	Number of		Accumulated	Comprehensive
	Shares	Amount	Deficit	Income (Loss)	Total

Balance at January 1, 2005	1,000	$ 1	$ (298,357)	$ (4,061)	$ (302,417)

Net loss	-	-	(724,516)	-	(724,516)

Foreign currency exchange loss	-	-	-	(8,165)	(8,165)

Comprehensive loss	-	-	-	-	(732,681)

Balance at December 31, 2005	1,000	1	(1,022,873)	(12,226)	(1,035,098)

Net loss	-	-	(1,084,298)	-	(1,084,298)

Foreign currency exchange gain	-	-	-	2,209	2,209

Comprehensive loss	-	-	-	-	(1,082,089)

Merger of Makeup.com Limited
and Makeup Incorporated	44,830,250	44,830	(179,864)	-	(135,034)

Balance at December 31, 2006	44,831,250	$ 44,831	$ (2,287,035)	$ (10,017)	$ (2,252,221)

The accompanying notes are an integral part of these consolidated financial statements

Makeup.com Limited	Form 10-KSB - 2006	Page 27 of 67

MAKEUP.COM LIMITED
(FORMERLY TORA TECHNOLOGIES)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005

Cash flows from operating activities:
Net loss	$ (1,084,298)	$ (724,516)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	41,852	17,893
Changes in operating assets and liabilities:
Accounts receivable	(17,832)	1,848
Inventory	(135,338)	(158,440)
Prepaid expenses and deposits	10,096	(12,842)
Due from affiliate	(60,416)	(112,592)
Accounts payable and accrued liabilities	237,439	61,397
Interest on note payable	5,845	-
Due to related parties	4,156	683,020

Net cash used in operating activities	(998,496)	(244,232)

Cash flows from investing activities:
Acquisition of fixed assets	(22,665)	(31,659)
Increase in deposit	(888)	(69,112)
Business acquisition, net of cash acquired	(14,446)	-
Cash acquired on business acquisition	6,205	-

Net cash used in investing activities	(31,794)	(100,771)

Cash flows from financing activities:
Advances payable	1,083,540	305,000

Net cash provided by financing activities	1,083,540	305,000

Effects of foreign currency exchange	2,209	(8,165)

Net increase (decrease) in cash	55,459	(48,168)

Cash, beginning of the year	7,152	55,320

Cash, end of year	$ 62,611	$ 7,152

Supplemental disclosure of non-cash investing and financing activities:
Cash paid during the year:
Taxes	$ -	$ -
Interest	$ -	$ -

Non-cash financing transactions:
Debt payable to former related parties reclassified to advances payable	$ 822,361	$ -
Note payable issued on acquisition of domain name	$ 333,333	$ -
Fixed assets received in exchange for receivable of affiliate	$ 216,107	$ -
Write down of fixed assets to historical cost on affiliates books	$ (126,792)	$ -
Business acquisition, adjustment for issued common stock	$ 44,831	$ -

The accompanying notes are an integral part of these consolidated financial statements

Makeup.com Limited	Form 10-KSB - 2006	Page 28 of 67

MAKEUP.COM LIMITED

(FORMERLY TORA TECHNOLOGIES INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

1.

ORGANIZATION AND PRINCIPAL ACTIVITIES

Makeup.com Limited (“Makeup.com”) (formerly Tora Technologies Inc.) was incorporated on July 14, 2003 in the state of Nevada and is based in Newport Beach, California. The Company’s principal business was marketing custom embroidery products and services through the internet until July 6, 2006, when the Company cancelled their Service Contract and discontinued the business. On October 20, 2006, Makeup.com acquired Makeup Incorporated (“Makeup”), a Nevada company incorporated on February 12, 2004.  Makeup is in the business of selling beauty products such as makeup and perfume on the makeup.com website.  Makeup’s wholly owned subsidiary Online Makeup Inc. (“Online”) was incorporated under the laws of the Province of British Columbia in Canada, on September 17, 2004.  Online warehouses and manages Makeup’s inventory which involves receiving inventory, fulfillment and shipping of orders.

The acquisition of Makeup by Makeup.com was treated as a reverse acquisition whereby Makeup was treated as the acquirer and Makeup.com as the acquiree because of a change of control in the controlling shareholder of Makeup.com and Makeup being the larger corporation.  As a result of the reverse merger Makeup.com’s operations will be included in the Company’s consolidated financial statements from October 20, 2006 (date of acquisition). In these notes, the terms “Company”, “we”, “us” or “our” mean Makeup.com.

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

These consolidated financial statements include the financial statements of Makeup.com and its wholly owned subsidiaries.  All significant intercompany balances and transactions have been eliminated from the consolidated financial results.

Certain amounts in the prior years’ consolidated financial statements and notes have been reclassified to conform to the current years’ presentation.

Cash and Cash Equivalents

Makeup.com considers all highly liquid instruments with an original maturity or remaining maturity at the date of purchase of three months or less to be cash equivalents.  At December 31, 2006 and 2005, the Company did not have any cash equivalents.

Accounts Receivable

Receivables represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectibility of all past due accounts.  At December 31, 2006 and 2005, all of the accounts receivable were considered collectible.

Makeup.com Limited	Form 10-KSB - 2006	Page 29 of 67

MAKEUP.COM LIMITED

(FORMERLY TORA TECHNOLOGIES INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The Company’s consolidated financial statements are based on a number of estimates, including accruals for estimated accounting, auditing and legal expenses, estimates for obsolete inventory and product returns and estimated useful lives and impairment of intangible and long-lived assets.

Fixed Assets

Fixed assets consist of computer hardware, computer software, leasehold improvements, furniture and equipment and are stated at cost and depreciated or amortized, net of salvage value, using the straight-line method over the estimated useful lives of the assets, or lease term if shorter.

Management assesses the recoverability of the carrying amount of computer hardware and software and furniture and equipment if certain events or changes in current circumstances, indicate that the carrying value of such assets may not be recoverable, such as a significant change in business conditions in a particular market. If we determine that the carrying value of an asset is not recoverable based on expected undiscounted future cash flows, excluding interest charges, we will record an impairment loss equal to the excess of the carrying amount of the asset over its fair value.

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  The estimated future cash flows are based upon, amount other things, assumptions about expected future operating performance and may differ from actual cash flows.  Long-lived assets evaluated for impairment are grouped with other assets and liabilities to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.  If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made.

Management has determined that there was no impairment of long-lived assets during the years ended December 31, 2006 and 2005.

Makeup.com Limited	Form 10-KSB - 2006	Page 30 of 67

MAKEUP.COM LIMITED

(FORMERLY TORA TECHNOLOGIES INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments

Foreign Exchange Risk

The Company is subject to foreign exchange risk for sales and purchases denominated in foreign currencies.  Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar.  The Company does not believe that it has any material risk due to foreign currency exchange.

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable and accrued liabilities, advances payable and note payable.  The fair value of these financial instruments approximate their carrying values due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable and payable.

The Company places its cash with various high quality financial institutions and, by policy, limits the amount of credit exposure with any one financial institution.  As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of these financial institutions.

Receivables arising from sales to customers are generally not significant individually and are not collateralized.  Management continually monitors the financial condition of its customers to reduce the risk of loss.  None of the Company’s end-user customers account for more than 10% of net revenues.  Substantially, all customers remit payment for their purchases through credit cards.  At December 31, 2006 and 2005, the Company had $3,903 and $101, respectively in trade accounts receivable from major credit card companies.

During the year ended December 31, 2006, purchases from two vendors for inventory totaled approximately $25,000 and $44,000 or 10% and 18% of net sales, respectively. We had a balance of $6,876 due to one of these vendors at December 31, 2006.  While the Company frequently monitors and manages this risk, loss of one or more of the Company’s vendors could have a material adverse effect on the Company.

Makeup.com Limited	Form 10-KSB - 2006	Page 31 of 67

MAKEUP.COM LIMITED

(FORMERLY TORA TECHNOLOGIES INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation and Transaction

The functional currency for Makeup.com’s foreign subsidiary is the Canadian Dollar.  Makeup.com translates assets and liabilities to US dollars using period-end exchange rates and translates revenues and expenses using average exchange rates during the period.  Exchange gains and losses arising from translation of foreign entity financial statements are included as a component of other comprehensive loss.

Transactions denominated in currencies other than the functional currency of the legal entity are re-measured to the functional currency of the legal entity at the period-end exchange rates.  Any associated transactional currency re-measurement gains and losses are recognized in current operations.

Advertising and Research and Development Costs

Advertising and research and development costs are expensed as incurred. Research and development costs amounted to $0 in each of the years ended December 31, 2006 and 2005. Advertising costs amounted to approximately $205,000 and $84,000 for the years ended December 31, 2006 and 2005, respectively.

Prepaid Expenses and Deposits

Prepaid Marketing

Makeup.com recognizes up front advance payments for marketing fees in prepaid expenses.  Prepaid marketing expenses consist of amounts paid to strategic marketing partners for future marketing services.  These prepayments are expensed as marketing services are performed.  The recoverability of these fees is subject to regular review by management.

Deposits

The Company was required to post a deposit with their online credit card payment processor to cover any fraudulent or refundable transactions to a maximum of $70,000. This deposit is not refundable until the Company ceases to use the services of this payment processor.  At December 31, 2006 and 2005, the Company had $70,000 and $69,112, respectively on deposit with this online credit card payment processor.

Capitalized Software Development Costs

The Company complies with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for Cost of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”), and Emerging Issues Task Force (“EITF”) Issue 00-2, “Accounting for Website Development Costs”.  In accordance with SOP 98-1, software development costs incurred as part of an approved project plan that result in additional functionality to internal use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software, which is one to five years.

Makeup.com Limited	Form 10-KSB - 2006	Page 32 of 67

MAKEUP.COM LIMITED

(FORMERLY TORA TECHNOLOGIES INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company recognizes revenue from the sale of beauty products when title passes and collectibility is reasonably assured.  The Company has inventory risk, therefore it does not act as an agent and recognizes revenues on a “gross” basis, in accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”).

Amounts billed to a customer in a sale transaction related to shipping are classified as revenue.  All shipping costs are included in cost of sales.

Comprehensive Loss

Comprehensive loss reflects changes in equity that results from transactions and economic events from non-owner sources.  The Company had $10,017 and $12,226 in accumulated other comprehensive losses for the years ended December 31, 2006 and 2005, respectively, from its foreign currency translation.  As a result, total comprehensive losses for the years ended December 31, 2006 and 2005 were $1,082,089 and $732,681, respectively.

Income Taxes

Income tax expense is based on pre-tax financial accounting income.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Basic and Diluted Net (Loss) Per Common Share (“EPS”)

Basic net (loss) per share is computed by dividing the net (loss) attributable to the common stockholders by the weighted average number of common shares outstanding during the reporting period.  Diluted net income per common share includes the potential dilution that could occur upon exercise of the options and warrants to acquire common stock computed using the treasury stock method which assumes that the increase in the number of shares is reduced by the number of shares which could have been repurchased by the Company with the proceeds from the exercise of the options and warrants (which were assumed to have been made at the average market price of the common shares during the reporting period).

Potential common shares are excluded from the diluted loss per share computation in net loss periods as their inclusion would have been anti-dilutive.

Makeup.com Limited	Form 10-KSB - 2006	Page 33 of 67

MAKEUP.COM LIMITED

(FORMERLY TORA TECHNOLOGIES INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Inventories

Inventories are stated at the lower of cost or market under the first-in, first-out method.  During the years ended December 31, 2006 and 2005 $28,863 and $0, respectively in obsolete inventory was written off.

The Company determined that no additional reserves for inventory obsolescence or slow moving goods were required at December 31, 2006 and 2005.

Intangible Asset

In accordance with the Statement of Financial Accounting Standards (“SFAS”) SFAS No. 142, "Goodwill and Other Intangible Assets," the Company classifies its intangible asset as an intangible asset with an indefinite life not subject to amortization. The Company tests this intangible asset for impairment at least annually or more frequently if events or circumstances indicate that such intangible asset might be impaired. The Company’s intangible asset is the domain name Makeup.com.  The Company determines the fair value of this asset by obtaining a third party appraisal on an annual basis.  At December 31, 2006, management believes the intangible asset was recorded at fair value and no impairment currently exists.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation”.  SFAS 123(R) is effective for small business issuers for the first fiscal year beginning after December 15, 2005, supersedes Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and amends SFAS 95, “Statement of Cash Flows”.  SFAS 123(R) eliminates the option to use APB 25’s intrinsic value method of accounting and requires recording expense for stock compensation based on a fair value based method.

On July 1, 2005, the Company adopted the “modified prospective method” which requires the Company to recognize compensation costs, for all stock-based payments granted, modified or settled, in financial statements issued subsequent to July 1, 2005, as well as for any awards that were granted prior to the adoption date for which the required service has not yet been performed.  The adoption of SFAS 123(R) did not have a material effect on the Company’s consolidated financial condition or results of operations because since inception, the Company has not entered into any share-based transactions.

Makeup.com Limited	Form 10-KSB - 2006	Page 34 of 67

MAKEUP.COM LIMITED

(FORMERLY TORA TECHNOLOGIES INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

As previously discussed, the Company adopted SFAS No. 123(R) related to share based payments.

In December 2004, the FASB issued SFAS No. 153 (“SFAS 153”), “Exchanges of Nonmonetary Assets”, which changes the guidance in APB 29, “Accounting for Nonmonetary Transactions”.  This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The provisions of this SFAS 153 are to be applied prospectively and are effective for fiscal years beginning after June 15, 2005.  Adoption of SFAS 153 did not have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154 (“SFAS 154”), “Accounting Changes and Error Corrections”.  This statement, which replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, requires that a voluntary change in accounting principle be applied retrospectively to all prior period financial statements presented, unless it is impracticable to do so.  SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate effected by a change in accounting principle, and also provides that correction of errors in previously issued financial statements should be termed a “restatement”.  SFAS 154 is effective for fiscal years beginning after December 15, 2005.  The adoption of SFAS 154 did not have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 ("Interpretation No. 48"), "Accounting for Uncertainty in Income Taxes". Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes”. Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective beginning January 1, 2007. The adoption of Interpretation No. 48 is not expected to have a material impact on the Company’s consolidated financial statements.

Makeup.com Limited	Form 10-KSB - 2006	Page 35 of 67

MAKEUP.COM LIMITED

(FORMERLY TORA TECHNOLOGIES INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”.  This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”.  This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.”  This statement is effective for all financial instruments acquired or issued after the beginning of an entities first fiscal year that begins after September 15, 2006.  Adoption of SFAS 155 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140”.  SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” with respect to accounting for separately recognized servicing assets and servicing liabilities.  SFAS 156 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year.  The Company does not have any servicing assets or servicing liabilities and, accordingly, the adoption of SFAS 156 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), "Fair Value Measurements”.   SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS 157 will be effective for the Company on January 1, 2008. Adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission staff published Staff Accounting Bulletin SAB No. 108 (“SAB 108”), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 addresses quantifying the financial statement effects of misstatements, specifically, how the effects of prior year uncorrected errors must be considered in quantifying misstatements in the current year financial statements. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB 108 in the fourth quarter of 2006, adoption did not have a material impact on Company’s consolidated financial statements.

Makeup.com Limited	Form 10-KSB - 2006	Page 36 of 67

MAKEUP.COM LIMITED

(FORMERLY TORA TECHNOLOGIES INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

2.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS 158 (“SFAS 158”), “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.   This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company will be required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008, or fiscal 2009 for the Company. Adoption of SFAS 158 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”.   SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 will be effective for the Company on January 1, 2008. Adoption of SFAS 159 is not expected to have a material impact on the Company’s consolidated financial statements.

3.

GOING CONCERN

From the date of inception, February 12, 2004 until June 2005, the Company was developing the makeup.com website, sourcing beauty products and setting up their warehouse and corporate operations.  During the first quarter of 2005, the Company commenced selling beauty products on the website and focused on increasing product lines and sales.  As such, the Company has accumulated a deficit of approximately $2.3 million to date and will require additional financing to support their operations until such time as they achieve positive cash flows from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon increasing their sales, increasing their product lines, globally expanding their sales market and controlling operating costs.  Based upon current plans, the Company expects to incur operating losses in future periods.  The Company plans to mitigate these operating losses through outsourcing their fulfillment house, increasing sales, globally expanding their market and through additional debt or equity financing.  There is no assurance that the Company will be able to reduce costs by outsourcing their fulfillment house, increase sales, globally expand their market or raise additional debt or equity funds in the future.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Makeup.com Limited	Form 10-KSB - 2006	Page 37 of 67

MAKEUP.COM LIMITED

(FORMERLY TORA TECHNOLOGIES INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

4.        BALANCE SHEET DETAIL

Inventories
	December 31,
	2006	2005

Goods for resale	$300,624	$184,128
Goods in transit	19,592	750

	$320,216	$184,878

Prepaid expenses and deposits
	December 31,
	2006	2005

Other prepaid deposits	$22,450	$34,715
Prepaid marketing	364	5,000
Other prepaid expenses	7,808	1,003

	$30,622	$40,718

Fixed assets
	December 31,
	2006	2005

Computer equipment and software	$165,834	$57,253
Equipment	8,420	5,020
Leasehold improvements	1,804	1,804

Book Value	176,058	64,077
Less: accumulated depreciation	(61,498)	(19,645)

	$114,560	$44,432

5.

ADVANCES PAYABLE

At December 31, 2006 and 2005, the Company had advances payable totaling $2,545,901 and $640,000, respectively, from third parties.  These advances are non-interest bearing, have no fixed terms of repayment and are unsecured.  (Note 8)

Makeup.com Limited	Form 10-KSB - 2006	Page 38 of 67

MAKEUP.COM LIMITED

(FORMERLY TORA TECHNOLOGIES INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

6.

NOTE PAYABLE

At December 31, 2006, the Company had a note payable to a former related company in the amount of $333,333.  This note is payable on demand, unsecured and bears interest at 8% which is payable monthly. At December 31, 2006, $5,845 in interest had been accrued on this note.  (Note 10)

7.

DUE FROM AFFILIATE

	December 31,
	2006	2005
Advance receivable from a company controlled by a former director	$-	$155,691

At December 31, 2006, $6,271 in advances receivable from the above company were reclassified to accounts receivable.  (Note 10)

8.

DUE TO RELATED PARTIES

	December 31,
	2006	2005

Consulting fees payable to a company owned by a former director (a)	$-	$10,751

Advance payable to a company owned by a former director. This debt is non-interest bearing, unsecured and has no fixed terms of repayment (b)	-	100,000

Advance payable to a former director. This debt is non-interest bearing, unsecured and has no fixed terms of repayment (c)
	-	656,398
Administrative fees payable to a company owned by a former director (d)	-	54,008

Accounts payable to directors or companies controlled by a common director
	4,156	1,204
	$4,156	$822,361

Makeup.com Limited	Form 10-KSB - 2006	Page 39 of 67

MAKEUP.COM LIMITED

(FORMERLY TORA TECHNOLOGIES INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

8.

DUE TO RELATED PARTIES (Continued)

(a)

At December 31, 2006, $37,672 in consulting fees payable to a company owned by a former director is included in accounts payable. At December 31, 2006 and 2005, $228,688 and $124,229 in consulting fees were paid or accrued to a company owned by a former director.

(b)

At December 31, 2006, $100,000 payable to company owned by a former director is included in advances payable.  (Note 5)

(c)

At December 31, 2006, $1,414,126 payable to a former director is included in advances payable.  (Note 5)

(d)

At December 31, 2006, $35,584 in administrative fees payable to a company owned by a former director is included in accounts payable. At December 31, 2006 and 2005, $107,861 and $94,349 in administrative fees were paid or accrued to a company owned by a former director.

At December 31, 2006 and 2005, $0 and $62,928, respectively in consulting fees and $0 and $22,169, respectively in administrative fees, were paid to a company sharing a former director.

9.

COMMON STOCK

On November 21, 2006, the Company’s authorized shares of common stock increased from 75,000,000 to 200,000,000.

10.

BUSINESS COMBINATION

Business Acquisition

On October 20, 2006, the Company entered into an asset purchase agreement with Manhattan Assets Corp. (“Manhattan” or “the Seller”) whereby they acquired: 100% of the issued and outstanding shares of common stock of Makeup Incorporated (“Makeup”), a corporation registered under the laws of the State of Nevada, and Navision software in exchange for cash of $1 and an assignment of debt, to Makeup.com, in the amount of $216,107, that Manhattan owed to Makeup.

The merger was accounted for as a reverse acquisition whereby Makeup was treated as the acquirer and Makeup.com as the acquiree because of a change in control of the controlling shareholder of Makeup.com and Makeup being the larger corporation.  As a result, $8,241 of costs in excess of net assets acquired and all of the additional paid in capital of $108,394 was allocated to stockholders’ deficit.

Makeup.com Limited	Form 10-KSB - 2006	Page 40 of 67

MAKEUP.COM LIMITED

(FORMERLY TORA TECHNOLOGIES INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

10.

BUSINESS COMBINATION (Continued)

The following shows the unaudited condensed balance sheet for Makeup.com at October 20, 2006, which includes the acquisition of Makeup’s common shares for $1 and assumption of Makeup’s $216,107 receivable from Manhattan in exchange for the Navision software from Manhattan:

Current assets	$ 9,364
Fixed assets	216,235
Current liabilities	(17,733)
Due to Makeup Incorporated	(216,107)

Cost in excess of net assets acquired, included in deficit	$ (8,241)

Navision software acquired by Makeup.com in the amount of $216,107, resulted in an impairment charge against fixed assets of $126,792, which is the difference between the debt assumed by Makeup.com and the net book value of the Navision software recorded on Manhattan’s books on October 20, 2006.

In connection with the acquisition, Manhattan entered into a transfer agreement with Makeup whereby Manhattan transferred the domain name www.makeup.com (“domain name”) to Makeup in exchange for a promissory note dated October 13, 2006, in the amount of $333,333.  The domain name was transferred at Manhattan’s historical cost of $333,333 because on October 20, 2006, Makeup and Manhattan shared a common director.

Makeup.com Limited	Form 10-KSB - 2006	Page 41 of 67

MAKEUP.COM LIMITED

(FORMERLY TORA TECHNOLOGIES INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

10.

BUSINESS COMBINATION (Continued)

The accompanying consolidated financial statements include the results of Makeup for all periods and the results of Makeup.com beginning on October 20, 2006.  The following unaudited 2005 pro forma selected financial data reflects the merger and related transactions as if they had occurred at December 31, 2005.  The unaudited pro forma financial data does not purport to represent what the Company’s results from continuing operations would actually have been had the transactions in fact occurred as of an earlier date or project the results for any future date or period.

Pro Forma Statement of Operations (unaudited)

December 31, 2005

Sales	$ 79,998
Cost of sales	50,106
Gross profit	29,892

Administrative expenses	754,408
Charge for impairment of fixed assets	126,792
Total operating expenses	881,200
Loss from continuing operations	(851,308)

Discontinued operations:
Net loss – embroidery business (net of $0 tax effect)	(38,312)

Net loss	$ (889,620)

Net loss per share - basic and diluted:
Continuing operations	$ (0.02)
Discontinued operations	-
Net loss per share	$ (0.02)

Weighted average number of shares	44,831,250

Makeup.com Limited	Form 10-KSB - 2006	Page 42 of 67

MAKEUP.COM LIMITED

(FORMERLY TORA TECHNOLOGIES INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

11.

INCOME TAXES

Income tax expense has not been recognized for the years ended December 31, 2006 and 2005 and no taxes were payable at December 31, 2006 or 2005, because the Company has incurred losses since its inception.  Online, the Company’s subsidiary, is subject to federal and provincial taxes in Canada and Makeup.com and Makeup are subject to United States federal taxes.

The components of the Company’s net operating losses for the years ended December 31, 2006 and 2005, were:

	2006	2005
United States of America Canada	$(941,756) (131,068)	$(588,997) (140,642)
	$(1,072,824)	$(729,639)

As of December 31, 2006 and 2005 the Company had the following deferred tax assets that primarily relate to net operating losses.  A 100% valuation allowance has been established, as management believes it is more likely than not that the deferred tax assets will not be realized.

	2006		2005
Federal loss carryforwards Foreign loss carryforwards		$584,686 103,382		$264,489 58,688
Less: valuation allowance		688,068 (688,068)		323,177 (323,177)
	$	---	$	---

The Company’s valuation allowance increased during 2006 and 2005 by $364,891 and $232,956, respectively.

The Company had the following net operating loss carryforwards (“NOL’s”) at December 31:

	2006	2005
United States of America Canada	$1,823,386 277,787	$881,630 146,719
	$2,101,173	$1,028,349

The federal NOL’s expire through December 31, 2026 and the Canadian NOL’s expire through December 31, 2026.  The Company is a Nevada corporation and is not subject to state taxes.

Makeup.com Limited	Form 10-KSB - 2006	Page 43 of 67

MAKEUP.COM LIMITED

(FORMERLY TORA TECHNOLOGIES INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

12.

SEGMENT INFORMATION

Makeup.com operates in a single business segment, the sale of beauty products in the United States.

13.

COMMITMENT

Lease Commitment

The Company leases its operating facility under a non-cancelable operating lease which expires in December 31, 2009.  Rent expense (including taxes, repairs and maintenance and management fees) under this operating lease, included in continuing operations was $46,940 and $42,684 for the years ended December 31, 2006 and 2005, respectively.

At December 31, 2006, the minimum future lease payments under non-cancelable operating leases are as follows:

For the Years Ended December 31	Amount

2007 2008 2009	$	$ 35,662 36,892 36,892
	$	$ 109,446

14.        SUBSEQUENT EVENT

On March 1, 2007, the Company entered into an agreement with an independent fulfillment warehouse in the United States whereby the fulfillment house will store, receive, relieve and ship inventory on behalf of the Company.  The agreement is for one year commencing March 1, 2007, renewable on a yearly basis, requires a minimum storage fee of $2,000 per month and shipping and receiving services are charged on a per item basis.  During March 2007, the Company closed their warehouse in Canada and moved their inventory to this independent fulfillment warehouse in the United States.

Makeup.com Limited	Form 10-KSB - 2006	Page 44 of 67

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Effective July 28, 2006, Makeup.com’s board of directors approved a change in Makeup.com’s independent registered public accounting firm.  None of the reports of Manning Elliott LLP on the financial statements of Makeup.com for the past two years contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles. Although audited statements prepared by Manning Elliott LLP contained a going concern qualification, such financial statements did not contain any adjustments for uncertainties stated therein, nor have there been at any time, disagreements between Makeup.com and Manning Elliott LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

Makeup.com retained the accounting firm of Mendoza Berger Company, L.L.P., to serve as its independent accountants to audit its consolidated financial statements beginning with the period ended June 30, 2006. This engagement became effective July 28, 2006. Prior to its engagement as Makeup.com’s independent auditors, Mendoza Berger Company, L.L.P. had not been consulted by Makeup.com either with respect to the application of accounting principles to a specific transaction or the type of audit opinion that might be rendered on Makeup.com’s financial statements or on any other matter that was the subject of any prior disagreement between Makeup.com and its previous certifying accountants.   Mendoza Berger Company, L.L.P. have been the independent registered public accounting firm for Makeup  since inception, February 12, 2004.

Item 8A. Controls and Procedures.

Disclosure Controls and Procedures

Robert Rook, Makeup.com’s Chief Executive Officer, and Munjit Johal, Makeup.com’s Chief Financial Officer, have evaluated the effectiveness of Makeup.com’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act” )) as of the end of the period covered by this annual report (the “Evaluation Date”).  Based on such evaluation, the CEO and CFO have concluded that, as of the Evaluation Date, Makeup.com’s disclosure controls and procedures are effective in alerting Makeup.com on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act.

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes in Makeup.com’s internal controls or, to Makeup.com’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the date Makeup.com carried out this evaluation.

Item 8B.  Other Information

During the fourth quarter of the year covered by this Form 10-KSB, Makeup.com had no information to be disclosed as required on a Form 8-K that was not disclosed.

PART III

Item 9.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)

Identify Directors and Executive Officers

Each director of Makeup.com and its subsidiaries holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

Makeup.com Limited	Form 10-KSB - 2006	Page 45 of 67

Makeup.com’s and its subsidiaries’ management teams are listed below.

Management Teams
Name of Directors and Officers	Makeup.com Limited	Makeup Incorporated	Online Makeup Inc.
Robert E. Rook	Director CEO and President	Director CEO and President	n/a
Munjit Johal	Director CFO, Treasurer, and Corporate Secretary	Director CFO and Treasurer and Corporate Secretary	Director President Corporate Secretary

Robert E. Rook – Director, Chief Executive Officer and President – Mr. Rook (55 years old) was appointed the Chief Executive Officer and President of Makeup.com on October 20, 2006.  Since 1998, Mr. Rook has been a financial consultant in west Texas and southern California.  Prior to that Mr. Rook was the Executive Vice President and Senior Lender of Norwest Bank in El Paso, Texas from 1980 to 1997.  Mr. Rook has also owned and operated several companies during his career.  Mr. Rook has a Bachelor‘s degree in Finance from West Texas A & M University.

Munjit Johal – Director, Chief Financial Officer, Treasurer, and Corporate Secretary – Mr. Johal (51) was appointed a director and the Chief Financial Officer of Makeup.com on October 20, 2006.  Mr. Johal has broad experience in accounting, finance and management in the public sector.  Since September 2002, Mr. Johal is currently serving as the Chief Financial Officer of Secured Diversified Investment, Ltd.  Mr. Johal held the same position with other reporting companies, and as the Chief Financial Officer for these companies, Mr. Johal was primarily responsible for overseeing the financial affairs of these entities and ensuring their financial statements were accurate and complete and complied with all applicable reporting requirements.  From 1990 to 1995, Mr. Johal served as the Executive Vice President for Pacific Heritage Bank in Torrance, California.  Mr. Johal earned his MBA degree from the University of San Francisco in 1980.  He received his BS degree in History from the University of California, Los Angeles in 1978.

(b)

Identify Significant Employees

Makeup.com currently does not have any significant employees.

(c)

Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by Makeup.com to become directors or executive officers.

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

(e)

Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and Makeup.com is not aware of any failures to file a required report during the period covered by this annual report.

Makeup.com Limited	Form 10-KSB - 2006	Page 46 of 67

(f)

Nomination Procedure for Directors

Makeup.com does not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the board of directors.  Makeup.com has not adopted a policy that permits shareholders to recommend candidates for election as directors or a process for shareholders to send communications to the board of directors.

(g)

Audit Committee Financial Expert

Munjit Johal has the necessary attributes to be considered an audit committee financial expert and is a member of the audit committee.  However, Mr. Johal is not independent as Mr. Johal is also a director and the CFO of Makeup.com.

(h)

Identification of Audit Committee

Makeup.com does not have a separately-designated standing audit committee.  Rather, Makeup.com’s entire board of directors perform the required functions of an audit committee.  Currently, Robert E. Rook and Munjit Johal are the only members of Makeup.com’s audit committee.  None of the directors meet the independent requirements for an audit committee member.  Makeup.com’s audit committee is responsible for: (1) selection and oversight of Makeup.com’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by Makeup.com’s employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.  Makeup.com has adopted an audit committee charter.  See Exhibit 99.1 - Audit Committee Charter for more information.

(i)

Disclosure Committee and Charter

Makeup.com has a disclosure committee and disclosure committee charter.  Makeup.com’s disclosure committee is comprised of all of its officers and directors.  The purpose of the committee is to provide assistance to the chief executive officer and the chief financial officer in fulfilling their responsibilities regarding the identification and disclosure of material information about Makeup.com and the accuracy, completeness and timeliness of Makeup.com’s financial reports.  See Exhibit 99.2 - Disclosure Committee Charter for more information.

(j)

Code of Ethics

Makeup.com has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO.  See Exhibit 14 – Code of Ethics for more information.  Makeup.com undertakes to provide any person with a copy of its code of ethics free of charge.  Please contact Rene Daignault at (604) 648-0527 to request a copy of Makeup.com’s code of ethics.  Management believes Makeup.com’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 10.  Executive Compensation.

Makeup.com has paid and accrued $336,549 in compensation to its named executive officers and former executive officers during its 2006 fiscal year.

Makeup.com Limited	Form 10-KSB - 2006	Page 47 of 67

SUMMARY COMPENSATION TABLE

Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan ($) (g)	Non-qualified Deferred Compen- sation Earnings ($) (h)	All other compen-sation ($) (i)	Total ($) (j)
Robert E. Rook CEO and President Oct ‘06 to present	2004 2005 2006	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil
Munjit Johal CFO Oct ’06 to present	2004 2005 2006	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil	n/a n/a nil
Ralph Biggar CEO, CFO, and President, July ‘03 to Oct ‘06	2004 2005 2006	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil
Scott Randall Vice-President Oct ‘04 to Oct ‘06	2004 2005 2006	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil
Rick Jeffs CEO (1) Nov ’04 to Oct ‘06	2004 2005 2006	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	214,423 (3) 85,097 (4) nil	214,423 85,097 nil
John daCosta CFO / President (2) Nov ’04 to Oct ‘06	2004 2005 2006	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	52,292 (5) 218,549 (6) 336,549 (7)	52,292 218,549 336,549

(1) Rick Jeffs was the CEO of Makeup Incorporated from November 2004 to October 2006.

(2) John daCosta was the CFO of Makeup Incorporated from November 2004 to October 2006.  Mr. daCosta was also the President of Online Makeup Inc. from September 2004 to October 2006.

(3) A company controlled by Rick Jeffs was paid $87,262 in administrative fees and $127,161 in consulting fees during 2004.

(4) A company controlled by Rick Jeffs was paid $22,169 in administrative fees and $62,928 in consulting fees during 2005.

(5) A company controlled by John daCosta was paid $40,337 in administrative fees and $11,955 in consulting fees during 2004.

(6) A company controlled by John daCosta was paid $94,349 in administrative fees and $124,229 in consulting fees during 2005.

(7) A company controlled by John daCosta was paid $107,861 in administrative fees and $228,688 in consulting fees during 2006.

Since Makeup.com’s inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.

Currently, there are no arrangements between Makeup.com and any of its directors or between any of the subsidiaries and any of its directors whereby such directors are compensated for any services provided as directors.

There are no other employment agreements between Makeup.com or the subsidiaries and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of Makeup.com or from a change in a named executive officer’s responsibilities following a change in control.

Makeup.com Limited	Form 10-KSB - 2006	Page 48 of 67

Item 11.  Security Ownership of Certain Beneficial Holders and Management.

(a)

Security Ownership of Certain Beneficial Owners (more than 5%)

Management is currently not aware of any beneficial owners with a security ownership of more than 5%, with the exception of the following beneficial owners:

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
shares of common stock	Manhattan Assets Corp. 132 Via Havre Newport Beach, California 92663	13,343,250	29.8%
shares of common stock	Fete Enterprises S.A. Salduba Building, Third Floor 53rd East Street Urbanizacion Obarrio P.O. Box 7284, Panama 5 Republic of Panama	4,462,500	9.9%
shares of common stock	Ulex Holdings S.A. Salduba Building, Third Floor 53rd East Street Urbanizacion Obarrio P.O. Box 7284, Panama 5 Republic of Panama	3,825,000	8.5%
shares of common stock	Susan Jeffs Third Floor 346 Kensington High Street London, United Kingdom W14 8NS	3,346,275	7.5%
shares of common stock	Silver Road Corporation Salduba Building, Third Floor 53rd East Street Urbanizacion Obarrio P.O. Box 7284, Panama 5 Republic of Panama	3,187,500	7.1%

[1]  Based on 44,831,250 common stock issued and outstanding as of April 12, 2007.

(b)

Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]
shares of common stock	Robert E. Rook 960 Vereda del Valle El Paso, Texas 79932	1,319,155	2.9%
shares of common stock	Munjit Johal 3388 Via Lido, 4th Floor Newport Beach, California 92663	880,000	2.0%
shares of common stock	Directors and Executive Officers (as a group)	2,199,155	4.9%

[1]  Based on 44,831,250 shares of common stock issued and outstanding as of April 12, 2007.

(c)

Changes in Control

Makeup.com is not aware of any arrangement that may result in a change in control of Makeup.com.

Makeup.com Limited	Form 10-KSB - 2006	Page 49 of 67

Item 12.  Certain Relationships and Related Transactions.

(a)

Transactions with Related Persons

Since the beginning of Makeup.com’s last fiscal year, no director, executive officer, security holder, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, which Makeup.com was or is to be a participant, that exceeded the lesser of (1) $120,000 or (2) one percent of the average of Makeup.com’s total assets at year-end for the last three completed fiscal years, except for the following:

Purchase of Domain Name

On October 13, 2006, Makeup acquired the domain name www.makeup.com from Manhattan Assets Corp. for a purchase price of $333,333.  The purchase price was paid by Makeup issuing to Manhattan Assets Corp. a promissory note in the principal amount of $333,333 payable on demand and bearing interest at 8% per annum to be accrued daily, calculated monthly and payable in arrears.  At the time of the acquisition, Manhattan Assets Corp. was the sole shareholder of Makeup and as a result a related party to the transaction.  Also, at the time of the transaction, Rick Jeffs, a former director and officer of Makeup, was a director of Manhattan Assets Corp.  However, Mr. Jeffs had no material interest in the transaction.

Reverse Merger

On October 20, 2006, Makeup.com agreed to acquire from Manhattan Assets Corp. certain assets of Manhattan Assets Corp., including a 100% interest in Makeup, for an acquisition cost of $1.00 and the assumption of certain debt.  See Exhibit 10.4 – Asset Purchase Agreement for more details.  At the time of the transaction, both Robert E. Rook and Munjit Johal were officers of both Makeup.com and Makeup.  However, neither Mr. Rook nor Mr. Johal had any material interest in the transaction.  Also, during the past fiscal year, Rick Jeffs, a former director and officer of Makeup, was a director of Manhattan Assets Corp.  However, at the time of the transaction, Mr. Jeffs was not a related party and had no material interest in the transaction.

Assignment of Debt Agreement

As consideration for Makeup and the related assets in the reverse merger described above, Makeup.com paid $1.00 to Manhattan Assets Corp. and agreed to and accepted the assignment of $216,107 in debt owed by Manhattan Assets Corp. to Makeup Incorporated pursuant to the terms and conditions of an assignment of debt agreement.  See Exhibit 10.5 – Assignment of Debt Agreement for more details.  At the time of the transaction, both Robert E. Rook and Munjit Johal were officers of both Makeup.com and Makeup.  However, neither Mr. Rook nor Mr. Johal had any material interest in the transaction.  Also, during the past fiscal year, Rick Jeffs, a former director and officer of Makeup was a director of Manhattan Assets Corp.  However, at the time of the transaction, Mr. Jeffs was not a related party and had no material interest in the transaction.

Reimbursement of Expenses

Makeup.com is indebted to Robert E. Rook, the current president and CEO of Makeup.com, in the amount of $4,075 for travel related expenses that Mr. Rook paid on behalf of Makeup.com during the past fiscal year.  Makeup.com is not being charged with interest for this outstanding amount.

Consulting Fees - Bytec Consulting Inc.

During the past fiscal year, Makeup.com was billed $228,688 for consulting fees by Bytec Consulting Inc. a company owned by John daCosta, a former officer of Makeup and Online.  At December 31, 2006, $37,672 of these consulting fees were payable to Bytec Consulting Inc.  Makeup.com is not being charged with interest for this outstanding amount.  Mr. daCosta was not an officer of Makeup and Online during the entire past fiscal year, and was not a related party when some of the consulting fees were billed.

Administrative Fees - DaCosta Management Corp.

During the past fiscal year, Makeup.com was billed $107,861 for administrative fees by DaCosta Management Corp. a company owned by John daCosta, a former officer of Makeup and Online.  At December 31, 2006, $35,584 of these administrative fees were payable to DaCosta Management Corp.  Makeup.com is not being charged with interest for this outstanding amount.  Mr. daCosta was not an officer of Makeup and Online during the entire past fiscal year, and was not a related party when some of the administrative fees were billed.

Indebtedness to Rick Jeffs

During the past fiscal year, Rick Jeffs, a former director and officer of Makeup, advanced $757,728 to Makeup.com  The advances are due and payable on demand and are non-interest bearing.  Mr. Jeffs was not an officer of Makeup during the entire past fiscal year, and was not a related party when some of these advances were made.

Makeup.com Limited	Form 10-KSB - 2006	Page 50 of 67

 (b)

Founders

During the past five fiscal years, Robert E. Rook, Munjit Johal, Brad Eckenweiler, Richard Jeffs, Ralph Biggar and Scott Randall have been founders of Makeup.com’s past and present businesses.  None of these founders have received anything of value from Makeup.com or its subsidiaries nor is any person entitled to receive anything of value from Makeup.com or its subsidiaries for services provided as a founder of the past and present businesses of Makeup.com and its subsidiaries.

(c)

Director independence

Makeup.com’s shares of common stock are not listed on a national securities exchange or in an inter-dealer quotation system that has requirements that directors be independent.  As a result, Makeup.com’s board of directors has adopted, pursuant to Item 407(a)(1)(ii) of Regulation S-B of the Securities Act, the independence standards of the NASDAQ, as set forth in Rule 4200(a)(15) of the NASDAQ Manual, to determine the independence of its directors and those directors serving on its committees, if any.  These standards provide that a person will be considered an independent director if he or she is not an officer of Makeup.com and, in the view of the Makeup.com’s board of directors, is free of any relationship that would interfere with the exercise of independent judgment.  In summary, an “independent director” means a person other than an officer or employee of Makeup.com or its subsidiaries or any other individual having a relationship which, in the opinion of Makeup.com’s board of directors, would interfere with the exercise of independent judgement in carrying out the responsibilities of a director, and includes any director who accepted any compensation from Makeup.com in excess of $200,000 during any period of 12 consecutive months with the three past fiscal years.  Also, the ownership of Makeup.com’s stock will not preclude a director from being independent.

Makeup.com’s board of directors has determined that neither Robert E. Rook nor Munjit Johal meet these standards, and therefore, would be considered not to be independent..

As of the date of the report, Makeup.com did not maintain a separately designated compensation or nominating committee.

Makeup.com has also adopted this definition for the independence of the members of its audit committee.  Mr. Rook and Mr. Johal serves on Makeup.com’s audit committee.  Makeup.com’s board of directors has determined that neither Mr. Rook nor Mr. Johal are “independent” for purposes of Rule 4200(a)(15) of the NASDAQ Manual, applicable to audit, compensation and nominating committee members, and is therefore not “independent” for purposes of Section 10A(m)(3) of the Securities Exchange Act.

Item 13.  Exhibits.

(a)

Index to and Description of Exhibits.

Exhibit	Description	Status
3.1	Articles of Incorporation of Tora Technologies Inc. filed as an Exhibit to Makeup.com’s Form SB-2 filed on March 5, 2004 and incorporated herein by reference.	Filed
3.2	By-Laws of Tora Technologies Inc. filed as an Exhibit to Makeup.com’s Form SB-2 filed on March 5, 2004 and incorporated herein by reference.	Filed
3.3	Certificate of Amendment of Makeup.com Limited filed as an Exhibit to Makeup.com’s Form 8-K (Current Report) filed on November 21, 2006 and incorporated herein by reference.	Filed
4.1	Instrument Defining the Rights of Security Holders filed as an Exhibit to Makeup.com’s Form SB-2 filed on March 5, 2004 and incorporated herein by reference.	Filed
10.1

Service Agreement between Tora Technologies Inc. and LA Embroidery Inc. dated October 20, 2003 filed as an Exhibit to Makeup.com’s Form SB-2 filed on March 5, 2004 and incorporated herein by reference.

Filed
10.2

Amended Service Agreement between Tora Technologies Inc. and LA Embroidery Inc. dated November 15, 2004 filed as an Exhibit to Makeup.com’s Form SB-2 filed on February 4, 2005 and incorporated herein by reference.

Filed
10.3	Amended Service Agreement (2nd Amendment) between Tora Technologies Inc. and LA Embroidery Inc. dated November 15, 2005.	Filed
10.4

Asset Purchase Agreement dated October 20, 2006 between Tora Technologies Inc. and Manhattan Assets Corp., filed as an Exhibit to Makeup.com’s Form 8-K (Current Report) filed on October 23, 2006 and incorporated herein by reference.

Filed
10.5

Assignment of Debt Agreement dated October 20, 2006 among Tora Technologies Inc., Manhattan Assets Corp. and Makeup Incorporated, filed as an Exhibit to Makeup.com’s Form 8-K (Current Report) filed on October 23, 2006 and incorporated herein by reference.

Filed
10.6

Transfer Agreement dated October 13, 2006 between Makeup Incorporated and Manhattan Assets Corp. filed as an Exhibit to Makeup.com’s Form 8-K/A (Current Report-amended) filed on October 27, 2006 and incorporated herein by reference

Filed
14	Code of Ethics, filed as an Exhibit to Makeup.com’s annual report on Form 10-KSB, filed on March 29, 2006, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.2	Audit Committee Charter, filed as an Exhibit to Makeup.com’s annual report on Form 10-KSB, filed on March 29, 2006, and incorporated herein by reference.	Filed
99.3	Disclosure Committee Charter, filed as an Exhibit to Makeup.com’s annual report on Form 10-KSB, filed on March 29, 2006, and incorporated herein by reference.	Filed

Item 14.   Principal Accounting Fees and Services

(1)   Audit Fees and Related Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for Makeup.com’s audit of annual consolidated financial statements and for review of financial statements included in Makeup.com’s Form 10-QSB’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2006 - $51,366 – Mendoza Berger & Company, L.L.P

2005 - $42,320 – Mendoza Berger & Company, L.L.P

2006 - $1,750- Manning Elliot – Chartered Accountants

2005 - $6,250 - Manning Elliot – Chartered Accountants

2006 – nil – Hall and Company

2005 – 7,713 – Hall and Company

Makeup.com Limited	Form 10-KSB - 2006	Page 51 of 67

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of Makeup.com’s financial statements and are not reported in the preceding paragraph:

2006 - $nil– Mendoza Berger & Company, L.L.P

2005 - $nil – Mendoza Berger & Company, L.L.P

2006 - $nil - Manning Elliot – Chartered Accountants

2005 - $nil - Manning Elliot – Chartered Accountants

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006 - $5,000 – Mendoza Berger & Company, L.L.P

2005 - $4,046 Mendoza Berger & Company, L.L.P

2006 - $nil - Manning Elliot – Chartered Accountants

2005 - $nil - Manning Elliot – Chartered Accountants

2006 - $ 1,716 – Dale Matheson Carr-Hilton Labonte, LLP

2005 - $ 318 – Dale Matheson Carr-Hilton Labonte, LLP

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1) and (2) was:

2006 - $ nil– Mendoza Berger & Company, L.L.P

2005 - $ nil – Mendoza Berger & Company, L.L.P

2006 - $nil  - Manning Elliot – Chartered Accountants

2005 - $nil - Manning Elliot – Chartered Accountants

(5)

Makeup.com’s audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)

The percentage of hours expended on the principal accountant’s engagement to audit Makeup.com’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil.

Makeup.com Limited	Form 10-KSB - 2006	Page 52 of 67

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, Makeup.com Limited has caused this report to be signed on its behalf by the undersigned duly authorized person.

MAKEUP.COM LIMITED

/s/ Robert E. Rook

By:

Name:

Robert E. Rook

Title:

Director and CEO

Dated:

April

, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of Makeup.com Limited and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Robert E. Rook	President, Principal Executive Officer, and member of the Board of Directors	April , 2007
/s/ Munjit Johal	Principal Financial Officer member of the Board of Directors	April , 2007

Makeup.com Limited	Form 10-KSB - 2006	Page 53 of 67

Exhibit 31

Makeup.com Limited	Form 10-KSB - 2006	Page 54 of 67

MAKEUP.COM LIMITED
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Robert E. Rook, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Makeup.com Limited;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

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

Date: April

, 2007

   /s/ Robert E. Rook

Robert E. Rook
Chief Executive Officer

Makeup.com Limited	Form 10-KSB - 2006	Page 55 of 67

MAKEUP.COM LIMITED
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Munjit Johal, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Makeup.com Limited;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.  Based on my knowledge, the consolidated financial statements, and other financial information included in this report, fairly present in all material respects the consolidated financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

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

Date: April

, 2007

  /s/ Munjit Johal

Munjit Johal
Chief Financial Officer

Makeup.com Limited	Form 10-KSB - 2006	Page 56 of 67

Exhibit 32

Makeup.com Limited	Form 10-KSB - 2006	Page 57 of 67

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Makeup.com Limited (the “Company”) on Form 10-KSB for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Robert E. Rook, President and Chief Executive Officer of the Company and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

   /s/ Robert E. Rook

Robert E. Rook
Chief Executive Officer
April____________, 2007

Makeup.com Limited	Form 10-KSB - 2006	Page 58 of 67

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Makeup.com Limited (the “Company”) on Form 10-KSB for the period ending December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Munjit Johal, Chief Financial Officer of the Company and a member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of the Company.

  /s/ Munjit Johal

Munjit Johal
Chief Financial Officer
April___________, 2007