Form 10QSB
period 2007-03-31
Makeup.com LTD
filed 2007-05-14
CIK 1281198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

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
[   ] Yes  [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class common stock - $0.001 par value	Outstanding at May 11, 2007 44,831,250

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MAKEUP.COM LIMITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
AS AT MARCH 31, 2007 AND DECEMBER 31, 2006
AND FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

MAKEUP.COM LIMITED
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007 AND DECEMBER 31, 2006

	March 31,	December 31,
	2007	2006
	(Unaudited)

ASSETS

Current assets:
Cash	$75,454	$62,611
Accounts receivable, less allowances of $1,588 and $297, respectively	4,765	20,793
Inventory	363,542	320,216
Prepaid expenses and deposits	52,617	30,622

Total current assets	496,378	434,242

Fixed assets, net of $83,076 and $61,498 accumulated depreciation	105,459	114,560
Deposit	70,000	70,000
Intangible assets	333,334	333,333

Total assets	$1,005,171	$952,135

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued liabilities	$313,191	$315,121
Advances payable	2,841,738	2,545,901
Note payable	339,482	339,178
Due to related parties	13,409	4,156
Deferred rent	4,673	-

Total current liabilities	3,512,493	3,204,356

Commitments and contingencies

Stockholders' deficit:
Common stock $0.001 par value, 200,000,000 authorized;
44,831,250 issued and outstanding at March 31, 2007 and December 31, 2006	44,831	44,831
Accumulated deficit	(2,545,610)	(2,287,035)
Accumulated other comprehensive loss	(6,543)	(10,017)

Total stockholders' deficit	(2,507,322)	(2,252,221)

Total liabilities and stockholders' deficit	$1,005,171	$952,135

See accompanying notes to unaudited condensed consolidated financial statements.

MAKEUP.COM LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 and 2006
(UNAUDITED)

	2007	2006

Sales	$113,941	$58,939

Cost of goods sold	105,647	44,110

Gross profit	8,294	14,829

Operating expenses:

General and administrative	190,037	146,300

Net loss from continuing operations before interest expense
and discontinued operations	(181,743)	(131,471)

Interest expense	(6,575)	-

Net loss from continuing operations before discontinued operations	(188,318)	(131,471)

Loss from discontinued operations	(70,257)	(76,819)

Net loss	$(258,575)	$(208,290)

Net loss per share - basic and diluted:
Continuing operations	$(0.01)	$(131.47)
Discontinued operations	$(0.00)	(76.82)

Net loss per share	$(0.01)	$(208.29)

Weighted average number of shares outstanding -
basic and diluted	44,831,250	1,000

See accompanying notes to unaudited condensed consolidated financial statements.

MAKEUP.COM LIMITED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 and 2006
(UNAUDITED)

	Common Stock Issued			Accumulated Other
	Number of		Accumulated	Comprehensive
	Shares	Amount	Deficit	Income (Loss)	Total

Balance January 1, 2006	1,000	$1	$(1,022,873)	$(12,226)	$(1,035,098)

Net loss for the three month period
ended March 31, 2006	-	-	(208,290)	-	(208,290)

Foreign currency exchange loss	-	-	-	(896)	(896)

Comprehensive loss	-	-	-	-	(209,186)

Balance at March 31, 2006	1,000	1	(1,231,163)	(13,122)	(1,244,284)

Net loss for the nine month period
ended December 31, 2006	-	-	(876,008)	-	(876,008)

Foreign currency exchange gain	-	-	-	3,105	3,105

Comprehensive loss	-	-	-	-	(872,903)

Merger of Makeup.com Limited
and Makeup Incorporated	44,830,250	44,830	(179,864)	-	(135,034)

Balance at December 31, 2006	44,831,250	44,831	(2,287,035)	(10,017)	$(2,252,221)

Net loss for the three month period
ended March 31, 2007	-	-	(258,575)	-	(258,575)

Foreign currency exchange gain	-	-	-	3,474	3,474

Comprehensive loss	-	-	-	-	(255,101)

Balance at March 31, 2007	44,831,250	$44,831	$(2,545,610)	$(6,543)	$(2,507,322)

See accompanying notes to unaudited condensed consolidated financial statements.

MAKEUP.COM LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2007 and 2006
(UNAUDITED)

	2007	2006

Cash flows from operating activities:
Net loss	$(258,575)	$(208,290)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	21,578	4,308
Changes in operating assets and liabilities:
Accounts receivable	16,028	496
Inventory	(43,326)	9,657
Prepaid expenses and deposits	(21,995)	(4,947)
Due from affiliate	-	(29,013)
Accounts payable and accrued liabilities	(1,930)	(4,258)
Interest on note payable	304	-
Due to related parties	9,253	236,256
Deferred rent	4,673	787

Net cash (used in) provided by operating activities	(273,990)	4,996

Cash flows from investing activities:
Acquisition of fixed assets	(12,477)	-

Net cash used in investing activities	(12,477)	-

Cash flows from financing activities:
Acquisition of domain name	(1)	-
Increase in advances payable	295,837	20,000

Net cash provided by financing activities	295,836	20,000

Effects of foreign currency exchange	3,474	(896)

Net increase in cash	12,843	24,100

Cash, beginning of the period	62,611	7,152

Cash, end of the period	$75,454	$31,252

Supplemental disclosure of non-cash investing and financing activities:
Cash paid during the period:
Taxes	$-	$-
Interest	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements.

MAKEUP.COM LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	ORGANIZATION AND PRINCIPAL ACTIVITIES

Makeup.com Limited (“Makeup.com”) (formerly Tora Technologies Inc.) was incorporated on July 14, 2003 in the state of Nevada and is based in Newport Beach, California. The Company’s principal business was marketing custom embroidery products and services through the internet until July 6, 2006, when the Company cancelled their Service Contract and discontinued the business. On October 20, 2006, Makeup.com acquired Makeup Incorporated (“Makeup”), a Nevada company incorporated on February 12, 2004. Makeup is in the business of selling beauty products such as makeup and perfume on the Makeup.com website. Makeup’s wholly owned subsidiary Online Makeup Inc. (“Online”) was incorporated under the laws of the Province of British Columbia in Canada, on September 17, 2004. Online was in the business of warehousing and managing Makeup’s inventory until March 2007 when Makeup moved their inventory to an independent fulfillment warehouse in the United States.

The acquisition of Makeup by Makeup.com was treated as a reverse acquisition whereby Makeup was treated as the acquirer and Makeup.com as the acquiree because of a change of control in the controlling shareholder of Makeup.com and Makeup being the larger corporation. As a result of the reverse merger Makeup.com’s operations have been included in the Company’s consolidated financial statements from October 20, 2006 (date of acquisition). In these notes, the terms “Company”, “we”, “us” or “our” mean Makeup.com.

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to condensed consolidated financial statements included in the Annual report on Form 10-KSB of Makeup.com Limited for the year ended December 31, 2006. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these condensed consolidated unaudited financial statements and the related notes should be read in conjunction with the Company’s consolidated audited financial statements for the year ended December 31, 2006 included in the Company’s report on Form 10-KSB.

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

Certain amounts in the prior periods condensed consolidated financial statements and notes have been reclassified to conform to the current period’s presentation.

MAKEUP.COM LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Cash and Cash Equivalents

Makeup.com considers all highly liquid instruments with an original maturity or remaining maturity at the date of purchase of three months or less to be cash equivalents. At March 31, 2007 and December 31, 2006, the Company did not have any cash equivalents.

Accounts Receivable

Receivables represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value. An allowance for doubtful accounts is based on an assessment of the collectiblity of all past due accounts. At March 31, 2007, all of the accounts were considered collectable and at December 31, 2006, an allowance for doubtful accounts of $297 was set up.

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

MAKEUP.COM LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fixed Assets (Continued)

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows.  Long-lived assets evaluated for impairment are grouped with other assets and liabilities to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.  If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. Management has determined that there was no impairment of long-lived assets at March 31, 2007 and December 31, 2006.

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

Receivables arising from sales to customers are generally not significant individually and are not collateralized. Management continually monitors the financial condition of its customers to reduce the risk of loss. None of the Company’s end-user customers account for more than 10% of net revenues. Substantially, all customers remit payment for their purchases through credit cards. At March 31, 2007 and December 31, 2006, the Company had $0 and $3,903 respectively in trade accounts receivable from major credit card companies.

MAKEUP.COM LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Financial Instruments (Continued)

During the three month periods ended March 31, 2007 and 2006, aggregate inventory purchases from three and four vendors totaled approximately $83,092 and $20,522 or 63% and 92%, of net sales, respectively. We had a total of $22,885 and $6,876 due to two and one of these vendors at March 31, 2007 and December 31, 2006, respectively. While the Company frequently monitors and manages this risk, loss of one or more of the Company’s vendors could have a material adverse effect on the Company.

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

Advertising and Research and Development Costs

Advertising costs are expensed at first showing or distribution of the advertisement and were approximately $50,000 and $50,000 for the three month periods ended March 31, 2007 and 2006, respectively. Research and development costs are expensed as incurred. Research and development costs amounted to $0 in each of the three month periods ended March 31, 2007 and 2006.

Prepaid Marketing and Deposit

Prepaid Marketing

Makeup.com recognizes up front advance payments for marketing fees in prepaid expenses. Prepaid marketing expenses consist of amounts paid to strategic marketing partners for future marketing services. These prepayments are expensed as marketing services are performed. The recoverability of these fees is subject to regular review by management.

Deposits

The Company was required to post a deposit with their online credit card payment processor to cover any fraudulent or refundable transactions to a maximum of $70,000. This deposit is not refundable until the Company ceases to use the services of this payment processor. At March 31, 2007 and December 31, 2006 the Company had $70,000 on deposit with this online credit card payment processor.

MAKEUP.COM LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Revenue Recognition

The Company recognizes revenue when goods are shipped to the customer and upon transfer of title and risk of loss of the related products to the customer. Revenue is recorded net of allowances for customer sales incentives and rebates. The allowances are accrued concurrently with the recognition of revenue and are determined based primarily upon customer arrangements and historical data. The Company accounts for these incentives in accordance with Emerging Issues Task Force No. 01-09 (“EITF 01-09”), “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”, which affirms that the payment of consideration by a vendor to a customer should not be recognized as an asset of the vendor and further affirms that they should be accounted for as a reduction of revenues.

The Company accounts for customer incentives for free product and services in accordance with EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables", which affirms that items to be delivered at a future date should be deferred and recorded as a current liability.

Product returns are estimated in accordance with Statement of Financial Accounting Standards No. 48 (SFAS 48”), “Revenue Recognition when Right of Return Exists”. The Company also ensures that the other criteria in SFAS 48 have been met prior to recognition of revenue:

-the price is fixed or determinable;
-the customer is obligated to pay and there are no contingencies surrounding the obligation or the payment;
-the customer’s obligation would not change in the event of theft or damage to the product;
-the customer has economic substance;
-the amount of returns can be reasonable estimated; and
-the Company does not have significant obligations for future performance in order to bring about resale of the product by the customer.

In accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”) we present revenues on a “gross” basis as we do not act as an agent and retain inventory risk.

We also offer coupons and discount programs. Discounts and coupons for “free products” are redeemable only on purchases made or for products offered on our website. Discounts are included as a reduction in sales whereas coupons for “free products” are classified as “cost of sales” in our consolidated statements of operations.

MAKEUP.COM LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Loss

Comprehensive loss reflects changes in equity that results from transactions and economic events from non-owner sources. The Company had $6,543 and $10,017 in accumulated other comprehensive losses at March 31, 2007 and December 31, 2006, respectively, from its foreign currency translation. As a result, total comprehensive losses at March 31, 2007 and December 31, 2006 were $255,101 and $1,082,089, respectively.

Inventories

Inventories are stated at the lower of cost or market under the first-in, first-out method. At March 31, 2007 and December 31, 2006 $5,406 and $28,863, respectively in obsolete inventory was written off. The Company determined that no additional reserves for inventory obsolescence or slow moving goods were required at March 31, 2007 and December 31, 2006.

We have arrangements with certain drop shippers whereby we do not purchase or pay for merchandise until the merchandise is ultimately sold and shipped to our customer. Drop shipper revenues are included in sales in the Company’s condensed consolidated statements of operations.

Intangible Asset

In accordance with the Statement of Financial Accounting Standards (“SFAS”) SFAS No. 142, "Goodwill and Other Intangible Assets," the Company classifies its intangible assets as intangible assets with indefinite lives not subject to amortization. The Company tests its intangible assets for impairment at least annually or more frequently if events or circumstances indicate that such intangible assets might be impaired. The Company’s intangible assets are the domain names makeup.com and makeupinvestor.com. The Company determines the fair value of these assets by obtaining a third party appraisal on an annual basis. Management believes the intangible assets were recorded at fair value and no impairment exists at March 31, 2007 or December 31, 2006.

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

During March 2007, the Company moved their inventory to an independent fulfillment warehouse in the United States, subsequent to the move Online, ceased to be in the business of warehousing Makeup’s inventory. As a result of changing fulfillment houses Online’s net operating losses have been recorded in loss from discontinued operations in our condensed consolidated financial statements. For the three month periods ended March 31, 2007 and 2006, we recorded losses from discontinued operations of $70,257 and $76,819, respectively. At March 31, 2007, our loss from discontinued operations includes the estimated liability associated with the exit activities of Online.

MAKEUP.COM LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 ("Interpretation No. 48"), "Accounting for Uncertainty in Income Taxes". Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes”. Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 was effective beginning January 1, 2007. The adoption of Interpretation No. 48 did not have a material impact on the Company’s consolidated financial statements.

In February 2006, the FASB issued SFAS No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140”. This Statement amends FASB Statements No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.” This statement is effective for all financial instruments acquired or issued after the beginning of an entities first fiscal year that begins after September 15, 2006. Adoption of SFAS 155 did not have a material impact on the Company’s consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140”. SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” with respect to accounting for separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. The Company does not have any servicing assets or servicing liabilities and, accordingly, the adoption of SFAS 156 did not have a material impact on the Company’s consolidated financial statements.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

From the date of inception, February 12, 2004 until June 2005, the Company was developing the Makeup.com website, sourcing beauty products and setting up their warehouse and corporate operations. During the first quarter of 2005, the Company commenced selling beauty products on the website and focused on increasing product lines and sales. As such, the Company has accumulated a deficit of approximately $2.5 million to date and will require additional financing to support their operations until such time as they achieve positive cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon increasing their sales, increasing their product lines, globally expanding their sales market and controlling operating costs. Based upon current plans, the Company expects to incur operating losses in future periods. The Company plans to mitigate these operating losses through outsourcing their fulfillment house, increasing sales, globally expanding their market. The Company plans to obtain sufficient working capital through additional debt or equity financing. There is no assurance that the Company will be able to reduce costs by outsourcing their fulfillment house, increase sales, globally expand their market or raise additional debt or equity funds in the future. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

MAKEUP.COM LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	BALANCE SHEET DETAIL

Inventories	March 31, 2007	December 31, 2006
Goods for resale	$363,014	$300,624
Goods in transit	528	19,592
	$363,542	$320,216

Prepaid expenses and deposits	March 31, 2007	December 31, 2006
Other prepaid deposits	$30,347	$22,450
Prepaid marketing	20,740	364
Other prepaid expenses	1,530	7,808
	$52,617	$30,622

Fixed assets	March 31, 2007	December 31, 2006
Computer equipment and software	$178,311	$165,834
Equipment	8,420	8,420
Leasehold improvements	1,804	1,804
Book value	188,535	176,058
Less: accumulated depreciation	(83,076)	(61,498)
	$105,459	$114,560

5.	ADVANCES PAYABLE

At March 31, 2007 and December 31, 2006, the Company had advances payable totaling $2,841,738 and $2,545,901, respectively, from third parties. These advances are non-interest bearing, have no fixed terms of repayment and are unsecured. The Company has begun negotiations to term these advances out at a future date.

6.	NOTE PAYABLE

At March 31, 2007 and December 31, 2006, the Company had a note payable to a former related company in the amount of $333,333. This note is payable on demand, unsecured and bears interest at 8% which is payable monthly. At March 31, 2007 and December 31, 2006, $6,149 and $5,845 respectively, in interest had been accrued on this note.

MAKEUP.COM LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	DUE TO RELATED PARTIES

At March 31, 2007 and December 31, 2006, the Company was indebted to its directors in the amounts of $13,409 and $4,156 for expenses that these directors paid on behalf of the Company.

8.	SEGMENT INFORMATION

Makeup.com operates in a single business segment, the sale of beauty products in the United States.

9.	COMMITMENT

Lease Commitment

The Company leases warehouse space in Canada under a non-cancelable operating lease which expires in December 31, 2009. Rent expense (including taxes, repairs and maintenance and management fees) under this operating lease, included in continuing operations were $13,018 and $9,802 for the three month periods ended March 31, 2007 and 2006 respectively. During March 2007, the Company moved their inventory from this Canadian warehouse to an independent fulfillment warehouse in the United States. The Company plans to sublease the Canadian warehouse.

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

Future minimum lease payments required under non-cancelable operating lease agreements existing at March 31, 2007 were:

For the Years Ended March 31	Amount
2008	$73,756
2009	37,289
2010	27,966
$139,011

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Forward-Looking Statements

Certain information included in this Form 10-QSB and other materials filed or to be filed by us with the Securities and Exchange Commission (as well as information included in oral or written statements made by us or on our behalf), may contain forward-looking statements about our current and expected performance trends, growth plans, business goals and other matters.  These statements may be contained in our filings with the Securities and Exchange Commission, in our press releases, in other written communications, and in oral statements made by or with the approval of one of our authorized officers.  Words or phrases such as “believe,” “plan,” “will likely result,” “expect,” “intend,” “will continue,” “is anticipated,” “estimate,” “project,” “may,” “could,” “would,” “should,” and similar expressions are intended to identify forward-looking statements.  These statements, and any other statements that are not historical facts, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, as codified in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended from time to time (the “Act”).

In connection with the “safe harbor” provisions of the Act, we have identified and filed important factors, risks and uncertainties that could cause our actual results to differ materially from those projected in forward-looking statements made by us, or on our behalf (see Part I, Item 1, “Risk Factors” included in our Form 10-KSB for the fiscal year ended December 31, 2006). These cautionary statements are to be used as a reference in connection with any forward-looking statements. The factors, risks and uncertainties identified in these cautionary statements are in addition to those contained in any other cautionary statements, written or oral, which may be made or otherwise addressed in connection with a forward-looking statement or contained in any of our subsequent filings with the Securities and Exchange Commission. Because of these factors, risks and uncertainties, we caution against placing undue reliance on forward-looking statements. Although we believe that the assumptions underlying forward-looking statements are reasonable, any of the assumptions could be incorrect, and there can be no assurance that forward-looking statements will prove to be accurate. Forward-looking statements speak only as of the date on which they are made. We do not undertake any obligation to modify or revise any forward-looking statement to take into account or otherwise reflect subsequent events or circumstances arising after the date that the forward-looking statement was made.

General

This discussion and analysis should be read in conjunction with our interim unaudited consolidated financial statements and related notes included in this Form 10-QSB and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.  The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

Makeup.com and its subsidiaries Makeup and Online mean “we”, “us” or “our” and will be referred to as such throughout the balance of this document.

We are in the business of selling beauty products on our website, www.makeup.com, primarily to customers residing in the United States. We are planning on expanding our market to other countries such as Canada, Germany and the United Kingdom within the next year. Our intention is to sell cosmetics worldwide.

Our Objectives and Areas of Focus

Our focus during 2007 is to continue our expansion into boutique products, which products are not as readily available to the consumer as the classic brand cosmetics. Our expansion will focus on be in the following areas:

(a)	Brand expansion - whether it is boutique or classic brands, we will continue to provide the crème de la crème and the most sought after brands to our consumers,
(b)
Organic - the organic category has been our strength since its inception in May 2006 and we have a huge following in this category. New organic brands are selected based on the type of ingredients used as well the philosophy behind each brand,

(c)	Baby boom - Another area of focus will be mothers and babies. We plan to source out products such as stretch mark creams and diaper creams,
(d)	Sampling Program - we will include samples in each order to provide customers with an opportunity to experience new brands,
(e)	Gift with Purchase - we will continue to offer limited edition promotional gifts with customer purchases, these promotional products change each month, and
(f)
One-stop Beauty Destination - our goal is to make our makeup website a one-stop beauty destination, thus we are constantly monitoring consumer demand and changing tastes in our quest to meet our customer’s beauty regimen expectations.

In order to increase sales, add new customers, and retain our current customer base we will continue to implement and expand the following marketing, branding and customer loyalty programs:

(a)	Introduce gift certificates,
(b)	Add customer incentive/loyalty programs to reward our customers for new referrals as well as for current purchases made,
(c)	Create customer ‘wish list’ (“gift registry”) functionality to encourage additional product purchases by existing customers, their friends and family members through this gift registry,
(d)	Introduce value added propositions through dynamic content within the beauty tips section,
(e)	Increase customer shipping options, and
(f)	Introduce additional order payment methods.

Additionally, we are continually enhancing our web site to attract new customers and increase our customer base by:

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

In adopting and implementing the aforementioned objectives, we hope to achieve a profit margin of 36 percent within the next 12 month period. During this period our profit margins will be below our target objectives while we are developing and increasing our customer base to stabilized acceptable levels. Our profit margins will be affected by our promotional activities including free and discounted shipping charges. Our profit margins, in the short term, will also be affected as we determine the best mix of products to maintain in inventory and better understand the market trends in our industry.

In an effort to reduce operating costs, administrative workload, personnel, and cross border shipping charges, we closed our warehouse operations in British Columbia and contracted with a fulfillment company to warehouse our inventory in Sumner, Washington in March 2007. This will allow us to close Online, eliminating administrative overlap, providing for better customer service, and quicker processing and shipping of orders to different countries at a lower cost. Most importantly, we will be able to inventory a larger and broader range of products and be less reliant upon drop shippers. As well, the relocation of our warehouse will enable us to use alternative shipping options in orders to reduce our current shipping costs by 50%. The shipping rate reduction will apply to approximately 80% of our customer base. As a result of moving our warehouse and not relying on Online to fulfill our warehousing requirements, Onlines net operating losses for the three month periods ended March 31, 2007 and 2006, have been reclassified to loss from discontinued operations in our unaudited condensed consolidated statements of operations.

Due to the temporary unforeseen difficulties with our warehouse move, product shipments were delayed for 285 customers. In adherence to our commitment to keep our customers satisfied, on April 6, 2007 we gave each of these customers a $20 cash coupon that can be redeemed against future purchases. All coupons expire July 31, 2007; we expect the majority of the coupons to be used by our customers.

Challenges and Risks

From the date of inception, February 12, 2004 until June 2005, we were developing our makeup.com website, sourcing beauty products and setting up our warehouse and corporate operations. During the first quarter of 2005, we commenced selling beauty products on our website and have been focused on increasing our product lines and sales. As such, we have accumulated a deficit of approximately $2.5 million from inception to March 31, 2007. We will require additional capital and financing to support our operations, expand our product lines, and increase our inventory and to commence selling beauty products worldwide. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon increasing our sales, increasing our product lines, globally expanding our sales market and controlling operating costs. Based upon current plans, we expect to incur operating losses in future periods. We believe we will be able to fund our expansion and operations for at least the next twelve months through additional debt or equity financings. We plan to mitigate our operating losses through outsourcing our fulfillment house, increasing sales and globally expanding our market. However, failure to generate sufficient revenues or raise working capital will adversely affect our ability to achieve our ultimate business objectives. There is no assurance that we will be able to reduce our costs by outsourcing our fulfillment activities, achieve positive cash flows, increase sales, globally expand our market or raise additional debt or equity funds in the future. The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties or be necessary if we are unable to continue as a going concern.

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

Revenue Recognition

We recognize revenue when goods are shipped to the customer and upon transfer of title and risk of loss of the related products to the customer. Revenue is recorded net of allowances for customer sales incentives and rebates. The allowances are accrued concurrently with the recognition of revenue and are determined based primarily upon customer arrangements and historical data. We account for these incentives in accordance with Emerging Issues Task Force No. 01-09 (“EITF 01-09”), “Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products”, which affirms that the payment of consideration by a vendor to a customer should not be recognized as an asset of the vendor and further affirms that they should be accounted for as a reduction of revenues.

We account for customer incentives for free product and services in accordance with EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables", which affirms that items to be delivered at a future date should be deferred and recorded as a current liability.

Product returns are estimated in accordance with Statement of Financial Accounting Standards No. 48 (SFAS 48”), “Revenue Recognition when Right of Return Exists”. The Company also ensures that the other criteria in SFAS 48 have been met prior to recognition of revenue:

    -the price is fixed or determinable;
    -the customer is obligated to pay and there are no contingencies surrounding the obligation or the payment;
    -the customer’s obligation would not change in the event of theft or damage to the product;
    -the customer has economic substance;
    -the amount of returns can be reasonable estimated; and
    -we do not have significant obligations for future performance in order to bring about resale of the product by the customer.

In accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”) we present revenues on a “gross” basis as we do not act as an agent and retain inventory risk.

We also offer coupons and discount programs. Discounts and coupons for “free products” are redeemable only on purchases made or for products offered on our website. Discounts are included as a reduction in sales whereas coupons for “free products” are classified as “cost of sales” in our condensed consolidated statements of operations.

Product returns, subsequent to March 2007 were higher than anticipated due to product shipment delays, which were caused by the relocation of our warehouse from Canada to the United States. At March 31, 2007, we recorded a reserve for product returns of $1,609, which is about 50% higher than our historical return rate. Subsequent to March 31, 2007 we issued 285, $20 coupons to compensate customers for shipping delays.

We include the cost of products sold, including shipping and handling costs, inventory shrinkage and obsolete inventory write-offs in cost of goods sold.

We plan to include slow moving inventory as part of our promotional packages which we anticipate, at a minimum, will enable us to recover the cost of our inventory. We also expect this program to assist in reducing inventory obsolescence.

Inventories

Our inventories are stated at the lower of cost or market and are accounted for under the first-in, first-out method. During the first quarter of 2007 we removed approximately $5,400 in obsolete items from inventory.

We have arrangements with certain drop shippers whereby we do not purchase or pay for merchandise until the merchandise is ultimately sold and shipped to our customers. Drop shipper revenues are included in sales in our Consolidated Statements of Operations because we have risk of return on our drop shipper orders.

Prepaid Marketing and Deposit

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

Receivables arising from sales to individual customers are generally not significant and therefore are not collateralized. Our credit risk is minimized because substantially all customers remit payment through credit cards. None of our end-user customers account for more than 10% of net revenues. At March 31, 2007 we had $0, in trade accounts receivable from major credit card companies. We continually monitor the financial condition of our customers to reduce risk.

During the three month periods ended March 31, 2007 and 2006, aggregate inventory purchases from three and four vendors totaled approximately $83,092 and $20,522 or 63% and 92%, of net sales, respectively. We had a total of $22,885 and $6,876 due to two and one of these vendors at March 31, 2007 and December 31, 2006, respectively. While the Company frequently monitors and manages this risk, loss of one or more of the Company’s vendors could have a material adverse effect on the Company.

Intangible Asset

In accordance with Statement of Financial Accounting Standards (“SFAS”) SFAS No. 142, "Goodwill and Other Intangible Assets," we classify our intangible assets as intangible assets with an indefinite life not subject to amortization. We test our intangible assets for impairment at least annually or more frequently if events or circumstances indicate that such intangible assets might be impaired. Our intangible assets are the domain name makeup.com and makeupinvestor.com. We determine the fair value of our domain names by obtaining third party appraisals on an annual basis. At March 31, 2007, we believe our domain names are recorded at fair value and that no impairment currently exists.

Advertising

Advertising costs associated with television advertising will be expensed during the first showing. During the first quarter of 2007 we spent approximately $50,000 on advertising.

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

During March 2007, the Company moved their inventory to an independent fulfillment warehouse in the United States, subsequent to the move Online, ceased to be in the business of warehousing Makeup’s inventory. As a result of changing fulfillment houses Online’s net operating losses have been recorded in loss from discontinued operations in our condensed consolidated financial statements. For the three month periods ended March 31, 2007 and 2006, we recorded losses from discontinued operations of $70,257 and $76,819, respectively. At March 31, 2007, our loss from discontinued operations includes the estimated liability associated with the exit activities of Online.

Recent Accounting Pronouncements

Refer to Note 2, of our Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

Operations Review

For the quarter ended March 31, 2007, we had a net loss of $258,575. As of March 31, 2007, our current assets consisted of a cash balance of $75,454, accounts receivable of $4,765, inventory of $363,542, and prepaid expenses and deposits of $52,617. When these current assets are offset against our current obligations of $313,191 in accounts payable and accrued liabilities, $2,841,738 in advances payable, a note payable in the amount of $339,482 including accrued interest, $13,409 in amounts due to related parties and $4,673 in deferred rent, we are left with a working capital deficit of $3,016,115.

While our cash position as of this filing is inadequate to satisfy our working capital needs, over the next twelve months we anticipate that our operating costs will decline or stabilize as a result of closing our warehouse in Canada and moving our inventory to a fulfillment house in the United States. Moving the warehouse has eliminated the overhead expenses of running a warehouse (provided we can sublet our Canadian warehouse space), alleviated our cross border shipping problems, and provides us with a wider range of shipping options. Our plans also include increasing our inventory and product lines in an effort to increase our profit margin by reducing our reliance on drop shippers.

We expect revenues to increase and gross margins to improve in light of our current and proposed marketing initiatives, additional products and product lines and website programming improvements; which improvements and initiatives we expect will lead to a continually increasing number of visitors to our website. Our plans include expanding our boutique product lines because these products are not as readily available to consumers as the classic cosmetic brands and because boutique product lines have higher profit margins. We expect our anticipated increase in revenues and the aforementioned reductions in warehousing expenses to offset certain anticipated increases in consulting, administrative, professional and marketing fees that we expect to incur as we source out new product lines and continue to implement our marketing and website programming improvements.

During the current year our external marketing plans include sponsoring celebrity make-up artists in magazine advertisements, sponsoring beauty pageants and television advertising. On January 16, 2007 we signed a contract with PTG Studios for Television advertising with the Great Taste television show which provides national coverage on E1 Entertainment and Style Channels. We anticipate this television advertisement will run later this year.

While we continue to develop and stabilize our customer base by expanding our product offerings, we expect our web based cosmetic revenues will be insufficient to satisfy our current operational and working capital requirements. In order to meet our working capital requirements over the next year, we plan to continue to raise funds through private loans and advances, private placements of our common stock or the issuance of shares for debt.

The issuance of any additional shares will result in dilution to our existing shareholders.

We are not involved in conducting any research and development activities.

Related-Party Transactions

At March 31, 2007 we were indebted to a director in the amount of $13,409 for expenses he incurred on our behalf. We do not have any loans or advances payable to any of our directors or officers and we do not have any commitments in place to pay any administrative or directors’ fees to any related parties. To date our directors and officers have performed their services without compensation as to date we have not determined how our officers will be compensated.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Overall Results of Operations

For the three month period ended March 31, 2007, we incurred a net loss of $258,575, which is an increase of $50,285 from our net loss of $208,290 for the three month period ended March 31, 2006. The increased loss was primarily due to increases in shipping costs associated with free shipping promotional offers and increases in professional fees, depreciation and travel associated with increased regulatory compliance, increased promotional and product sourcing activities and the acquisition of computer software, respectively.

Revenues

Our sales increased by $55,002 or 93% from $58,939 for the three month period ended March 31, 2006 to $113,941 for the three month period ended March 31, 2007. Our revenues are attributable to sales made on our Makeup.com website. We expect our revenues to steadily increase over the next year due to increases in our web related advertising, offering a broader range of products and product lines, implementing customer purchasing incentives and simplifying our website sales and checkout functions. Based on our historical growth and the above plans and incentives, we expect revenues to increase over the next twelve months.

Cost of Goods Sold and Gross Profit

Our cost of goods sold increased by $61,537 or 140% from $44,110 for three month period ended March 31, 2006 to $105,647 for the three month period ended March 31, 2007. The increase in cost of goods sold was primarily attributable to: the 93% increase in sales; a write off of $5,400 in obsolete inventory; and an increase of approximately $17,000 in delivery expenses, due the increase in sales and to free shipping promotions during the quarter.

Our gross profit decreased by $6,535 or 44% from $14,829 for the three month period ended March 31, 2006 to $8,294 for the three month period ended March 31, 2007. This decrease in gross profit was primarily caused by: lower margins on drop shipper sales, which sales were $0 in the first quarter of 2006 compared to approximately 24% of our sales in the first quarter of 2007; loss of sales and increased sales returns due to moving our inventory from Canada to the United States during March; and the write-off for obsolete inventory and increase in delivery expenses discussed above.

While in the short term our profit margins will be below targeted objectives as we continue to emphasize expanding our customer base, we anticipate improving our gross margin through:

(1)	reducing our reliance on drop shippers ,
(2)	eliminating or reducing costly incentive programs such as free or reduced shipping charges,
(3)	using alternative shipping options to reduce shipping costs, and
(4)	offer slow moving or aging inventory in promotional packages.

Operating Expenses

Our operating expenses increased by $43,737 or 30% from $146,300 for the three month period ended March 31, 2006 to $190,037 for the three month period ended March 31, 2007. This increase was primarily due to increases in the following categories: $20,000 in professional fees due to regulatory compliance; $18,000 in depreciation due to the acquisition of computer software in the third quarter of 2006; $11,000 in travel due to the warehouse relocation, product sourcing and increased promotional activities; $4,000 in computer expenses due to increasing computer related activities. These increases were offset by a decrease of approximately $13,000 in consulting fees primarily due to the reduction development time required to keep our website fully functional and updated. Over the next twelve months we expect our operating costs to increase by approximately $400,000 or 36% due to:

(1)	increases in spending on advertising and marketing that we believe necessary to increase traffic and sales on our website, and
(2)	increases in professional and administrative costs due to increased accounting, auditing and legal costs as a result of increasing sales and regulatory compliance.

Loss from Discontinued Operations

Until March 2007, our subsidiary Online was in the business of warehousing and managing our inventory. In March 2007, we moved our warehouse location to an independent fulfillment warehouse in the United States and we are in the process of winding up Online. As a result of this business decision we reclassified Onlines net losses of $70,257 and $76,819 for the three month periods ended March 31, 2007 and 2006 respectively, to loss from discontinued operations. At March 31, 2007, our loss from discontinued operations includes the estimated liability associated with the exit activities of Online.

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

Liquidity, Capital Resources and Financial Position

At March 31, 2007, we had a cash balance of $75,454 and negative cash flows from operations of $273,990. During the three month period ended March 31, 2007, we primarily funded our operations through sales and private advances of funds.

The notes to our unaudited condensed consolidated financial statements as of March 31, 2007, disclose our uncertain ability to continue as a going concern. We have insufficient revenues to cover our expenses while we are establishing and expanding our customer and product base and as a result have accumulated a deficit (including accumulated other comprehensive loss) of $2,507,322 since inception. As of March 31, 2007, we had $3,512,493 in current liabilities, when our current liabilities are offset against our current assets of $496,378 we are left with a working capital deficit of $3,016,115. While we have successfully generated sufficient working capital and liquidity through web sales and private advances of funds to the date of this filing and we believe that we can continue to do so for the next year, there are no assurances that we will succeed in developing our business plan and achieving a profitable level of operations sufficient to meet our ongoing cash needs.

The following table summarizes our sources and uses of cash for the three month periods ended March 31, 2007 and 2006:

	For the three month period ended
	March 31,	March 31,
	2007	2006

Net cash (used in) provided by operating activities	$(273,990)	$4,996
Net cash used in investing activities	(12,477)	-
Net cash provided by financing activities	295,836	20,000
Effects of foreign currency exchange	3,474	(896)
	-	-
Net increase in cash	$12,843	$24,100

Net Cash Used In Operating Activities

Net cash used in operating activities during the three month period ended March 31, 2007 was $273,990. We used $258,575 to cover operating costs and interest expense that were in excess of our gross profit of $8,352; $43,326 was spent on additional inventory; our prepaid expenses and deposits increased by $21,995; and we had a net reduction of $1,930 in our trade accounts payable and accrued liabilities. These uses of cash were funded through a reduction in accounts receivable of $16,028; increases in the interest accrued on the note payable of $304, the amount due to related parties of $9,253 and deferred assets of $4,673; and depreciation expense of $21,578 on our fixed assets.

Net Cash Used In Investing Activities

During the quarter ended March 31, 2007, we spent $12,477 on the acquisition of fixed assets. Currently we do not have any plans for large investment related expenditures.

Net Cash Provided By Financing Activities

At March 31, 2007 we received $295,837 in cash advances from private investors. These advances are unsecured, non interest bearing and have no fixed terms of repayment. We also acquired the domain name www.makeupinvestor.com for the nominal amount of $1.

Contingencies and Commitments

We had no contingencies or long-term commitments at March 31, 2007, except for our warehouse leases that we have included below under contractual obligations.

Contractual Obligations

Note payable and Advances Payable

We have not included our note payable in our contractual obligation table because the note is due on demand and we do not know when it will be repaid. We have not included advances payable in the following table because these liabilities have no fixed term of repayment.

Lease Commitments

Although we have closed our warehouse facility in Canada, we remain obligated under a non-cancelable operating lease that expires on December 31, 2009. Our estimated costs under our warehouse lease in Canada and our PDS warehouse lease in Sumner, Washington are as follows:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Lease commitments	$136,011	$73,756	$62,255	$0	$0
Total	$136,011	$73,756	$62,255	$0	$0

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

Item 3. Controls and Procedures.

Disclosure Controls and Procedures

Robert E. Rook, Makeup.com’s Chief Executive Officer, and Munjit Johal, Makeup.com’s Chief Financial Officer, have evaluated the effectiveness of Makeup.com’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, Mr. Rook and Mr. Johal have concluded that, as of the Evaluation Date, Makeup.com’s disclosure controls and procedures are effective to provide reasonable assurance that information Makeup.com is required to disclose in reports that Makeup.com files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to Makeup.com’s management, including Mr. Rook and Mr. Johal, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes in Makeup.com’s internal controls or, to Makeup.com’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the date Makeup.com carried out this evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Makeup.com is not a party to any pending legal proceedings and, to the best of Makeup.com’s knowledge, none of Makeup.com’s assets are the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) Makeup.com did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) Makeup.com did not sell any unregistered equity securities.

Item 3. Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of Makeup.com. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report.

Item 5. Other Information.

During the quarter of the fiscal year covered by this report, Makeup.com reported all information that was required to be disclosed in a report on Form 8-K.

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
Filed

10.3
Amended Service Agreement (2nd Amendment) between Tora Technologies Inc. and LA Embroidery Inc. dated November 15, 2005 filed as an Exhibit to Makeup.com’s Form 10-KSB (Annual Report) filed on March 29, 2006 and incorporated herein by reference.
Filed

10.4
Termination Agreement between Tora Technologies Inc. and LA Embroidery Inc. dated July 6, 2006 filed as an Exhibit to Makeup.com’s Form 8-K (Current Report) filed on July 7, 2006 and incorporated herein by reference.
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
Filed

10.7
Transfer Agreement dated October 13, 2006 between Makeup Incorporated and Manhattan Assets Corp., filed as an Exhibit to Makeup.com’s Form 8-K/A (Current Report) filed on October 27, 2006 and incorporated herein by reference.
Filed

14	Code of Ethics	Filed

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

99.2	Audit Committee Charter	Filed

99.3	Disclosure Committee Charter	Filed

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Makeup.com Limited has caused this report to be signed on its behalf by the undersigned duly authorized person.

MAKEUP.COM LIMITED

Date: May 11, 2007	By:	/s/ Robert E. Rook
Robert E. Rook
Director and CEO (Principal Executive Officer)

Date: May 11, 2007	By:	/s/ Munjit Johal
Munjit Johal
Director and CFO (Principal Financial Officer)