Form 10QSB
period 2007-06-30
Makeup.com LTD
filed 2007-08-14
CIK 1281198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: FOR THE TRANSITION PERIOD FROM _____to_____.

Commission file number 000-51225

MAKEUP.COM LIMITED
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	43-2041643 (I.R.S. Employer Identification No.)
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
[   ] Yes  [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 13, 2007

common stock - $0.001 par value	44,831,250

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MAKEUP.COM LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current assets:
Cash	$32,975	$62,611
Accounts receivable, less allowances of $251 and $297, respectively	11,427	20,793
Inventory	420,386	320,216
Prepaid expenses and deposits	22,439	30,622

Total current assets	487,227	434,242

Fixed assets, net of $102,077 and $61,498 accumulated depreciation	77,401	114,560
Deposit	70,000	70,000
Intangible assets	333,334	333,333

Total assets	$967,962	$952,135

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$238,980	$236,938
Accrued liabilities	29,521	78,183
Advances payable	2,697	2,545,901
Note payable	346,130	339,178
Convertible notes payable	3,205,596	-
Due to related parties	13,188	4,156
Deferred assets	3,273	-

Total current liabilities	3,839,385	3,204,356

Commitments and contingencies

Stockholders' deficit:
Common stock $0.001 par value, 200,000,000 authorized;
44,831,250 issued and outstanding at June 30, 2007
and December 31, 2006	44,831	44,831
Accumulated deficit	(2,897,578)	(2,287,035)
Accumulated other comprehensive loss	(18,676)	(10,017)

Total stockholders' deficit	(2,871,423)	(2,252,221)

Total liabilities and stockholders' deficit	$967,962	$952,135

See accompanying notes to unaudited condensed consolidated financial statements.

MAKEUP.COM LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Sales	$110,785	$40,383	$224,726	$98,292

Cost of goods sold	104,527	30,123	210,174	73,203

Gross profit	6,258	10,260	14,552	25,089

Operating expenses:

General and administrative	244,483	178,296	434,520	324,595

Net loss from continuing operations before interest expense
and discontinued operations	(238,225)	(168,036)	(419,968)	(299,506)

Interest expense	(58,976)	-	(65,551)	-

Net loss from continuing operations before discontinued operations	(297,201)	(168,036)	(485,519)	(299,506)

Loss from discontinued operations	(54,767)	(72,925)	(125,024)	(149,745)

Net loss	$(351,968)	$(240,961)	$(610,543)	$(449,251)

Net loss per share - basic and diluted:
Continuing operations	$(0.01)	$(168.03)	$(0.01)	$(299.50)
Discontinued operations	(0.00)	(72.93)	(0.00)	(149.75)

Net loss per share	$(0.01)	$(240.96)	$(0.01)	$(449.25)

Weighted average number of shares outstanding -
basic and diluted	44,831,250	1,000	44,831,250	1,000

See accompanying notes to unaudited condensed consolidated financial statements.

MAKEUP.COM LIMITED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JUNE 30, 2007 and 2006
(UNAUDITED)

				Accumulated
	Common Stock Issued			Other
	Number of		Accumulated	Comprehensive
	Shares	Amount	Deficit	Income (Loss)	Total

Balance January 1, 2006	1,000	$1	$(1,022,873)	$(12,226)	$(1,035,098)

Net loss for the six months
ended June 30, 2006	-	-	(449,251)	-	(449,251)

Foreign currency exchange loss	-	-	-	4,098	4,098

Comprehensive loss	-	-	-	-	(445,153)

Balance at June 30, 2006	1,000	1	(1,472,124)	(8,128)	(1,480,251)

Net loss for the six months
ended December 31, 2006	-	-	(635,047)	-	(635,047)

Foreign currency exchange gain	-	-	-	(1,889)	(1,889)

Comprehensive loss	-	-	-	-	(636,936)

Merger of Makeup.com Limited
and Makeup Incorporated	44,830,250	44,830	(179,864)	-	(135,034)

Balance at December 31, 2006	44,831,250	44,831	(2,287,035)	(10,017)	$(2,252,221)

Net loss for the six months
ended June 30, 2007	-	-	(610,543)	-	(610,543)

Foreign currency exchange gain	-	-	-	(8,659)	(8,659)

Comprehensive loss	-	-	-	-	(619,202)

Balance at June 30, 2007	44,831,250	$44,831	$(2,897,578)	$(18,676)	$(2,871,423)

See accompanying notes to unaudited condensed consolidated financial statements.

MAKEUP.COM LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(610,543)	$(449,251)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	43,064	8,423
Loss on disposal of fixed assets	6,418	-
Changes in operating assets and liabilities:
Accounts receivable	3,095	(2,993)
Inventory	(100,170)	(15,766)
Prepaid expenses and deposits	8,183	(12,599)
Due from affiliate	-	(61,963)
Accounts payable	2,042	38,230
Accrued liabilities	(48,662)	(14,313)
Interest on convertible notes payable	52,458	-
Interest on note payable	13,223	-
Due to related parties	9,032	359,263
Deferred revenue	1,006	(581)
Deferred rent	2,267	-

Net cash (used in) operating activities	(618,587)	(151,550)

Cash flows from investing activities:
Proceeds on disposal of fixed assets	1,321	-
Acquisition of fixed assets	(13,644)	(3,348)

Net cash used in investing activities	(12,323)	(3,348)

Cash flows from financing activities:
Acquisition of domain name	(1)	-
Increase in convertible notes payable	310,000	-
Increase in advances payable	299,934	167,917

Net cash provided by financing activities	609,933	167,917

Effects of foreign currency exchange	(8,659)	4,098

Net increase in cash	(29,636)	17,117

Cash, beginning of the period	62,611	7,152

Cash, end of the period	$32,975	$24,269

Supplemental disclosure of non-cash investing and financing activities:
Cash paid during the period:
Taxes	$-	$-
Interest	$-	$-

Non-cash financing transactions:
Advances payable converted to convertible notes payable	$2,843,138	$-
Account receivable offset against interest payable	$6,271	$-

See accompanying notes to unaudited condensed consolidated financial statements.

MAKEUP.COM LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
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

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Annual report on Form 10-KSB of Makeup.com Limited for the year ended December 31, 2006. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these condensed consolidated unaudited financial statements and the related notes should be read in conjunction with the Company’s consolidated audited financial statements for the year ended December 31, 2006 included in the Company’s report on Form 10-KSB.

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

MAKEUP.COM LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

2.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

Inventories

Inventories are stated at the lower of cost or market under the first-in, first-out method.  At June 30, 2007 and December 31, 2006 $12,906 and $28,863 respectively, in obsolete inventory was written off.  The Company determined that $500 and $0 additional reserves for inventory obsolescence were required at June 30, 2007 and December 31, 2006.

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

During March 2007, the Company moved their inventory to an independent fulfillment warehouse in the United States, subsequent to the move Online, ceased to be in the business of warehousing Makeup’s inventory. As a result of changing fulfillment houses Online’s net operating losses have been recorded in loss from discontinued operations in our condensed consolidated financial statements. For the six months ended June 30, 2007 and 2006, we recorded losses from discontinued operations of $125,024 and $149,745, respectively. At June 30, 2007, our loss from discontinued operations includes the estimated liability associated with the exit activities of Online.

3.	GOING CONCERN

From the date of inception, February 12, 2004 until June 2005, the Company was developing the Makeup.com website, sourcing beauty products and setting up their warehouse and corporate operations.  During the first quarter of 2005, the Company commenced selling beauty products on the website and focused on increasing product lines and sales.  As such, the Company has accumulated a deficit of approximately $2.9 million to date and will require additional financing to support their operations until such time as they achieve positive cash flows from operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to achieve and maintain profitability and positive cash flow is dependent upon increasing their sales, increasing their product lines, globally expanding their sales market and controlling operating costs.  Based upon current plans, the Company expects to incur operating losses in future periods.  The Company plans to mitigate these operating losses through outsourcing their fulfillment house, increasing sales and globally expanding their market.  The Company plans to obtain sufficient working capital through additional debt or equity financing.  There is no assurance that the Company will be able to reduce costs by outsourcing their fulfillment house, increase sales, globally expand their market or raise additional debt or equity funds in the future.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

MAKEUP.COM LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

4.	BALANCE SHEET DETAIL

	June 30,	December 31,
Inventories	2007	2006

Goods for resale	$407,974	$300,624
Goods in transit	12,412	19,592
	$420,386	$320,216

	June 30,	December 31,
Prepaid expenses and deposits	2007	2006
Other prepaid deposits	$-	$22,450

Prepaid marketing	9,993	364

Other prepaid expenses	12,446	7,808
	$22,439	$30,622

	June 30,	December 31,
Fixed assets	2007	2006
Computer equipment and software	$179,478	$165,834
Equipment	-	8,420

Leasehold improvements	-	1,804

Book value	179,478	176,058
Less: accumulated depreciation	(102,077)	(61,498)
	$$77,401	$114,560

5.	ADVANCES PAYABLE

At June 30, 2007 and December 31, 2006, the Company had advances payable totaling $2,697 and $2,545,901, respectively, from third parties.  These advances are non-interest bearing, have no fixed terms of repayment and are unsecured.  During the six months ended  June 30, 2007, the Company converted $2,843,138 in advances payable into convertible notes payable.  (Note 6)

MAKEUP.COM LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007
(UNAUDITED)

6.	NOTES PAYABLE

At June 30, 2007 and December 31, 2006, the Company had a note payable in the amount of $333,333.  This note is payable on demand, unsecured and bears interest at 8%.  At June 30, 2007 and December 31, 2006, $12,797 and $5,845 respectively, in interest had been accrued on this note.

At June 30, 2007, the Company had convertible notes payable totaling $3,153,138.  These notes are payable on demand, unsecured, bear interest at 7% and are convertible into restricted shares of the Company’s common stock at the discretion of the lender at a conversion price of the lesser of (1) $0.50 per share and (2) a 20% discount to the closing market price of the Company’s common stock. At June 30, 2007, $52,458 in interest had been accrued on these notes.  (Note 5)

7.	DUE TO RELATED PARTIES

At June 30, 2007 and December 31, 2006, the Company was indebted to one of its director in the amounts of $13,188 and $4,156 for expenses that these directors paid on behalf of the Company.

8.	SEGMENT INFORMATION

The Company operates in a single business segment, the sale of beauty products in the United States.

9.	COMMITMENT

Lease Commitment

At June 30, 2007, the Company had terminated its long term lease agreement and was released of its legal liabilities under this agreement through payment of a $14,952 penalty.

On March 1, 2007, the Company entered into an agreement with an independent warehouse in the United States whereby the warehouse will store, receive, relieve and ship inventory on behalf of the Company.  The agreement is for one year commencing March 1, 2007, renewable on a yearly basis, requires a minimum storage fee of $3,400 per month and shipping and receiving services are charged on a per item basis.

Item 2. Management’s Discussion and Analysis or Plan of Operation

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

General

This discussion and analysis should be read in conjunction with our interim unaudited condensed consolidated financial statements and related notes included in this Form 10-QSB and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.  The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

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

Our Objectives and Areas of Focus

During the second quarter of 2007, we have launched new marketing and website initiatives which include:

(a)	Free gifts and samples with every order,
(b)	A new makeup.com forum,
(c)	Moving to a new US based warehouse facility to improve the capacity and speed of order fulfillment,
(d)	A new payment processing system – PayPal,
(e)	Expanded website layout and design to allow for new marketing techniques, improved navigation, and additional product offerings on most pages, and
(f)	New cost saving shipping methods to reduce shipping fixed costs

Our focus during 2007 is to continue our expansion into boutique products, which products are not as readily available to the consumer as the classic brand cosmetics.  Our expansion will focus on:

(a)	Brand expansion – we will continue to provide the crème de la crème and the most sought after brands to our consumers,
(b)	Organic products – we plan to continue bringing in organic brands as these products continue to be popular with our shoppers,
(c)	Samples – we will continue to include samples in each order to provide customers with an opportunity to experience new brands,
(d)	Gift with Purchase – we will continue to offer limited edition promotional gifts with customer purchases, and
(e)
One-stop beauty shopping destination – our goal is to make our makeup website a one-stop beauty destination and thus we are continually monitoring consumer demand and changing tastes in our quest to meet our customer’s beauty regimen expectations.

In order to expand and retain our current customer base we will continue to implement and expand marketing, branding and customer loyalty programs, such as:

(a)	Offering gift certificates,
(b)	Introducing customer incentive/loyalty programs to reward our customers for new referrals as well as current purchases,
(c)	Creating a customer ‘wish list’ (“gift registry”),
(d)	Introducing value added contents over and above our current beauty tips section,
(e)	Offering more customer shipping options, and
(f)	Offering additional order payment methods.

We are continually enhancing our web site by:

(a)	Adding a wider range of products,
(b)	Making it easier to navigate through the site,
(c)	Simplifying the check out process,
(d)	Improving and simplifying the establishment and functionality of customer accounts,
(e)	Making changes necessary to improve the natural web search through search engine optimization techniques,
(f)	Adding customer account profiles to the website so customers can view their order history and current purchases, and
(g)	Improving and adding security measures.

In adopting and implementing the aforementioned objectives, we hope to achieve a profit margin of 21 percent within the next year.  During this period our profit margins will be below our target objectives as we develop and increase our customer base to a stabilized and acceptable level.  Our profit margins will be affected by promotional activities including free and discounted shipping charges, discounts on older or slow moving inventory, our no hassle return policy, customer coupons and credits; determination of the optimum quantity and best mix of products to inventory; and research required to gain a better understanding of market trends in our industry.

In March 2007, in an effort to reduce operating costs, administrative workload, personnel, and cross border shipping charges, we closed our warehouse operations in British Columbia and contracted with a fulfillment company to warehouse our inventory in Sumner, Washington. This allowed us to close Online, eliminating administrative overlap, providing for better customer service, and allowing quicker processing and shipping of orders at a lower cost.  Most importantly, we are able to inventory a larger and broader range of products and be less reliant upon drop shippers. As well, the relocation of our warehouse allows us to use alternative shipping options and over the next year we expect our shipping costs to decline.  That is, we are now contracting with UPS Innovation delivery services which we anticipate will enable us to cut our delivery cost to 75% of our customer, by 50%.

In conjunction with our warehouse move we have been experiencing logistical and technical problems which have had a negative impact on our sales, cost of sales and operating costs.  We are dealing with these issues and expect these problems to be resolved during our third quarter.

As a result of moving our warehouse and not relying on Online to fulfill our warehousing requirements, Onlines net operating losses for the six month periods ended June 30, 2007 and 2006, have been reclassified to loss from discontinued operations in our unaudited condensed consolidated statements of operations.

Challenges and Risks

From the date of inception, February 12, 2004 until June 2005, we were developing our makeup.com website, sourcing beauty products and setting up our warehouse and corporate operations.  During the first quarter of 2005, we commenced selling beauty products on our website and have been focused on increasing our product lines and sales.  As such, we have accumulated a deficit of approximately $2.9 million from inception to June 30, 2007.  We will require additional capital and financing to support our operations, expand our product lines, and increase our inventory and to commence selling beauty products worldwide. These factors raise substantial doubt about our ability to continue as a going concern.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon increasing our sales, increasing our product lines, globally expanding our sales market and controlling operating costs.  Based upon current plans, we expect to incur operating losses in future periods.  We believe we will be able to fund our expansion and operations for at least the next twelve months through additional debt or equity financings.  We plan to mitigate our operating losses through outsourcing our fulfillment house, increasing sales and globally expanding our market.  However, failure to generate sufficient revenues or raise working capital will adversely affect our ability to achieve our ultimate business objectives. There is no assurance that we will be able to reduce our costs by outsourcing our fulfillment activities, achieve positive cash flows, increase sales, globally expand our market or raise additional debt or equity funds in the future.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties or be necessary if we are unable to continue as a going concern.

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

  the price is fixed or determinable;
  the customer is obligated to pay and there are no contingencies surrounding the obligation or the payment;
  the customer’s obligation would not change in the event of theft or damage to the product;
  the customer has economic substance;
  the amount of returns can be reasonable estimated; and
  we do not have significant obligations for future performance in order to bring about resale of the product by the customer.
In accordance with EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent” (“EITF 99-19”) we recognize revenues on a “gross” basis as we do not act as an agent and retain inventory risk.

We also offer coupons and discount programs.  Discounts and coupons for “free products” are redeemable only on purchases made or for products offered on our website. Discounts are included as a reduction in sales whereas coupons for “free products” are classified as “cost of sales” in our condensed consolidated statements of operations.

During the second quarter product returns, were higher than anticipated due to product shipment delays, which were caused by the relocation of our warehouse from Canada to the United States. During the second quarter we issued 285, $20 coupons to compensate customers for shipping delays; these coupons expired July 4th, 2007. At June 30, 2007, 55 of these coupons had been redeemed.

At June 30, 2007 we allowed for $251 in product returns.

We include the cost of products sold, including shipping and handling costs, inventory shrinkage and obsolete inventory write-offs in cost of goods sold.

Inventories

Inventories are stated at the lower of cost or market under the first-in, first-out method.  At June 30, 2007 and December 31, 2006 $12,906 and $28,863 respectively, in obsolete inventory was written off.  The Company determined that $500 and $0 additional reserves for inventory obsolescence were required at June 30, 2007 and December 31, 2006.

We have arrangements with certain drop shippers whereby we do not purchase or pay for merchandise until the merchandise is ultimately sold and shipped to our customer.  Drop shipper revenues are included in sales in the Company’s condensed consolidated statements of operations.

We are in the process of developing programs that will enable us to sell our slow moving inventory prior to it becoming obsolete.

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

During March 2007, the Company moved their inventory to an independent fulfillment warehouse in the United States, subsequent to the move Online, ceased to be in the business of warehousing Makeup’s inventory. As a result of changing fulfillment houses Online’s net operating losses have been recorded in loss from discontinued operations in our condensed consolidated financial statements. For the six months ended June 30, 2007 and 2006, we recorded losses from discontinued operations of $125,024 and $149,745, respectively. At June 30, 2007, our loss from discontinued operations includes the estimated liability associated with the exit activities of Online.

Advertising

Advertising costs associated with television advertising will be expensed during the first showing.  During the six months ended June 30, 2007 we spent approximately $89,000 on advertising.

Recent Accounting Pronouncements

Refer to Note 2, of our Notes to Consolidated Financial Statements included in our Form 10-KSB for the fiscal year ended December 31, 2006 for a discussion of recent accounting standards and pronouncements.

Operations Review

During the six months ended June 30, 2007, we had a net loss of $610,543.  As of June 30, 2007, our current assets consisted of a cash balance of $32,975, accounts receivable of $11,427, inventory of $420,386, and prepaid expenses and deposits of $22,439.  When these current assets are offset against our current obligations of $238,980 in accounts payable, $29,521 in accrued liabilities, $2,697 in advances payable, a note payable on demand in the amount of $346,130 including accrued interest of $12,797 and convertible notes payable on demand in the amount of $3,205,596 including accrued interest of $52,458, $13,188 in amounts due to related parties and $3,273 in deferred rent, we are left with a working capital deficit of $3,352,158.

While our cash position as of this filing is inadequate to satisfy our working capital needs, over the next twelve months we anticipate that our expenditures will stabilize because we have completed our warehouse move, upgraded our website and are in the process of developing programs to sell our slow moving inventory prior to it becoming obsolete.   We expect to incur additional costs during the third quarter of 2007 as we work out logistic problems with our new warehouse; deal with customer services problems that arose as a result of shipping problems associated with our warehouse move and marketing initiatives associated with our new promotional programs; and expand our computer and website capabilities so that we can handle our increasing sales volume.

Moving the warehouse has eliminated the overhead expenses of running a warehouse, alleviated our cross border shipping problems, and provides us with a wider range of shipping options.  Now that we have completed the move our plans include increasing our boutique inventory and product lines in an effort to increase our profit margin which in turn will reduce our reliance on drop shippers.  We are also developing programs and promotions to keep our inventory turning in an effort to keep our slow moving product from becoming obsolete.

Over the next twelve months we expect sales to increase in light of our current and proposed marketing initiatives, addition of new products and new product lines, and website programming improvements, which improvements and initiatives are continuing to increase the number of visitors to our website.  Our plans include continuing to expand our boutique product lines as these products are not as readily available to consumers as the classic cosmetic brands and because boutique product lines have a higher gross margin. Our sales in the third quarter of 2007 are expected to increase significantly primarily due to marketing campaigns aimed at reducing our slow moving inventory.

Over the next twelve months we expect our gross margin to improve as we anticipate our shipping costs to decline and expect our product margins will improve as we develop a more optimum product mix.  During the third quarter of 2007, we expect our gross margin to decline due to lower margins on the sales price of our slow moving inventory.  Due to a change in product mix and changes in our purchasing policies we expect to have a minimal amount of slow moving inventory in the future.

We expect our anticipated increases in revenues and the aforementioned reductions in warehousing expenses to offset certain anticipated increases in consulting, administrative, professional and marketing fees that we expect to incur as we source out new product lines and continue to implement our marketing and website programming improvements.

Over the next twelve months our external marketing plans include sponsoring celebrity make-up artists in magazine advertisements, sponsoring beauty pageants, television advertising, and sweepstakes. On January 16, 2007 we signed a contract with PTG Studios for Television advertising with the Great Taste television show which provides national coverage on E1 Entertainment and Style Channels. We anticipate this television advertisement will run later this year.

While we continue to develop and stabilize our customer base by expanding our product offerings, we expect our web based cosmetic revenues will be insufficient to satisfy our current operational and working capital requirements.  In order to meet our working capital requirements over the next year, we plan to continue to raise funds through private loans and private placements of our common stock or the issuance of shares for debt.

The issuance of any additional shares will result in dilution to our existing shareholders.

We are not involved in conducting any research and development activities.

Related-Party Transactions

At June 30, 2007 we were indebted to a director in the amount of $13,188 for expenses he incurred on our behalf.  We do not have any loans or advances payable to any of our directors or officers and we do not have any commitments in place to pay any administrative or directors’ fees to any related parties. To date our directors and officers have performed their services without compensation as to date we have not determined how our officers will be compensated.

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Overall Results of Operations

For the three months ended June 30, 2007, we incurred a net loss of $351,968, which is an increase of $111,007 from our net loss of $240,961 for the three months ended June 30, 2006.

For the six months ended June 30, 2007, we incurred a net loss of $610,543, which is an increase of $161,292 from our net loss of $449,251 for the six months ended June 30, 2006.

The increased loss was primarily due to increases in shipping costs associated with an increase in sales and free shipping promotional offers; write off of obsolete inventory; the cost of using drop shippers; an increase in depreciation due to acquiring additional computer hardware and software; an increase in travel expenses associated with our warehouse relocation, product sourcing and increased promotional activities; an increase in administrative fees attributable to regulatory compliance and accounting services; and an increase in interest expense due to conversion of $2,843,138 in advances payable into convertible notes payable and issuing an additional $310,000 in convertible notes payable.

Revenues

Our sales increased by $70,402 or 174% from $40,383 for the three months ended June 30, 2006 to $110,785 for the three months ended June 30, 2007.

Our sales increased by $126,434 or 129% from $98,292 for the six months ended June 30, 2006 to $224,726 for the six months ended June 30, 2007.

Our revenues were from sales made on our Makeup.com website.  We expect our revenues to steadily increase over the next year due to increases in our web related advertising, offering a broader range of products and product lines, implementing customer purchasing incentives, simplifying our website sales and checkout functions, offering additional payment options, and offering slower moving inventory at promotional discounts.  Based on our historical growth and the above plans and incentives, we expect revenues to increase over the next twelve months.  However, due to sales incentives offered during the third quarter of 2007, designed to reduce our slow moving inventory so that we can change our product mix, we expect sales to be significantly higher during the third quarter.

Cost of Goods Sold and Gross Profit

Our cost of goods sold increased by $74,404 or 247% from $30,123 for three months ended June 30, 2006 to $104,527 for the three months ended June 30, 2007. The increase in cost of goods sold was primarily attributable to: the 174% increase in sales; an increase of approximately $6,000 in delivery expenses, due to the increase in sales and to free shipping promotions during the quarter; $17,500 in warehouse order processing fees; $6,000 in purchase discounts given to  customers; and an obsolete inventory write off of $7,500.

Our gross profit decreased by $4,002 or 39% from $10,260 for the three months ended June 30, 2006 to $6,258 for the three months ended June 30, 2007. This decrease in gross profit was primarily caused by increases in the delivery expense, warehouse order processing fees, purchase discounts and obsolete inventory write off, discussed above.

Our cost of goods sold increased by $136,971 or 187% from $73,203 for the six months ended June 30, 2006 to $210,174 for the six months ended June 30, 2007. The increase in cost of goods sold was primarily attributable to: the 129% increase in sales; an increase of approximately $23,000 in delivery expenses, due to the increase in sales and to free shipping promotions during the period; $19,000 in warehouse order processing fees; $10,000 in purchase discounts given to customers; and an obsolete inventory write off of approximately $13,000.

Our gross profit decreased by $10,537 or 42% from $25,089 for the six months ended June 30, 2006 to $14,552 for the six months ended June 30, 2007. This decrease in gross profit was primarily caused by: loss of sales and increased sales returns due to moving our inventory from Canada to the United States during March; technical issues with the fulfillment house software system; the write-off of obsolete inventory; promotional activities including free and discounted shipping charges; and warehouse order processing fees, discussed above.

While in the short term we expect our profit margins will be below targeted objectives as we clear out our slow moving inventory, we anticipate improving our gross margin through:

(1)   eliminating or reducing costly incentive programs such as free or reduced shipping charges,
(2)   using alternative shipping options to reduce shipping costs, and
(3)   increasing and changing our product mix in an effort to alleviate slow moving and obsolete inventory problems.

Operating Expenses

Our operating expenses increased by $66,187 or 37% from $178,296 for the three months ended June 30, 2006 to $244,483 for the three months ended June 30, 2007.  This increase was primarily due to approximate increases in the following categories: $58,000 in administrative fees due to accounting services  and regulatory compliance; $19,000 in depreciation due to the acquisition of computer software during the third quarter of 2006; $7,000 in travel associated with our warehouse relocation, product sourcing and increased promotional activities; and $5,000 in computer expenses due to an increase in computer related activities These increases were partially offset by approximate decreases in the following categories:  $13,600 in consulting fees primarily due to a reduction in the development time required to keep our website fully functional and updated; $9,000 in advertising and promotion costs due to elimination of inefficient advertising and promotional campaigns; and $13,000 in professional fees due to the prior quarters  professional costs being higher as a result of the reverse merger which took place October 20, 2006.

Our operating expenses increased by $109,925 or 34% from $324,595 for the six months ended June 30, 2006 to $434,520 for the six months ended June 30, 2007.  This increase was primarily due to increases in the following categories: $57,000 in administrative fees due to regulatory compliance and accounting services; $37,000 in depreciation due to the acquisition of computer software during the third quarter of 2006; $18,000 in travel due to the warehouse relocation, product sourcing and increased promotional activities; $9,500 in computer expenses due to an increase in computer related activities; and a $7,000 increase in professional fees due to regulatory compliance. These increases were offset by a decrease of approximately $27,000 in consulting fees primarily due to a reduction in development time required to keep our website fully functional and updated; and a $9,000 reduction in advertising and promotion costs due to elimination of inefficient advertising and promotion campaigns.

Over the next twelve months we expect our operating costs to increase due to:

(1)   increases in spending on advertising and marketing that we believe necessary to increase traffic and sales on our website, and
(2)   increases in professional and administrative costs due to increased accounting, auditing and legal costs as a result of increasing sales and regulatory compliance.

Interest Expense

During three months ended June 30, 2007 and 2006 we expensed $58,976 and $0 respectively, in interest primarily due to our note payable and convertible notes payable.

During the six months ended June 30, 2007 and 2006 we expensed $65,551 and $0 respectively, in interest primarily due to our note payable and convertible notes payable.

During the six months ended June 30, 2007, we issued convertible notes totaling $3,153,138, which included $2,843,138 in advances payable that were converted into convertible notes payable.  These notes are payable on demand, unsecured, bear interest at 7% and are convertible into restricted shares of the Company’s common stock at the discretion of the lender at a conversion price of the lesser of (1) $0.50 per share and (2) a 20% discount to the closing market price of the Company’s common stock.

Loss from Discontinued Operations

Until March 2007, our subsidiary Online was in the business of warehousing and managing our inventory. In March 2007, we moved our warehouse location to an independent fulfillment warehouse in the United States and we are in the process of winding up Online. As a result of this business decision we have reclassified Onlines net losses of $54,767 and $72,925 for the three month periods ended June 30, 2007 and 2006 respectively, and $125,024 and $149,745 for the six month periods ended  June 30, 2007 and 2006 respectively, to loss from discontinued operations.

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

Liquidity, Capital Resources and Financial Position

At June 30, 2007, we had a cash balance of $32,975 and negative cash flows from operations of $618,587.  During the six months ended June 30, 2007, we primarily funded our operations through sales and convertible notes payable.

The notes to our unaudited condensed consolidated financial statements as of June 30, 2007, disclose our uncertain ability to continue as a going concern.  We have insufficient revenues to cover our expenses while we are establishing and expanding our customer and product base and as a result have accumulated a deficit (including accumulated other comprehensive loss) of $2,916,254 since inception.  As of June 30, 2007, we had $3,839,385 in current liabilities, when our current liabilities are offset against our current assets of $487,227 we are left with a working capital deficit of $3,352,158.  While we have successfully generated sufficient working capital and liquidity through web sales and convertible notes payable to the date of this filing and we believe that we can continue to do so for the next year, there are no assurances that we will succeed in developing our business plan and achieving a profitable level of operations sufficient to meet our ongoing cash needs.

The following table summarizes our sources and uses of cash for the six months ended:

Sources and Uses of Cash
	June 30
	2007	2006

Net cash (used in) provided by operating activities	$(618,587)	$(151,550)
Net cash used in investing activities	(12,323)	(3,348)
Net cash provided by financing activities	609.933	167,917
Effects of foreign currency exchange	(8,659)	4,098

Net increase in cash	$(29,636)	$17,117

Net Cash Used In Operating Activities

Net cash used in operating activities during the six months ended June 30, 2007 was $618,587.  We used $625,095 to cover operating costs, interest expense and in discontinued operations, that were in excess of our gross profit of $14,552.  We spent $100,170 on additional inventory and had a reduction of $48,662 in our accrued liabilities.  These uses of cash were funded through a reduction in accounts receivable of $3,095, an increase in accounts payable of $2,042, an increase in the interest accrued on the note payable of $13,223, interest accrued on our convertible notes payable of $52,458, an increase in the amount due to a director of $9,032 due to this director paying expenses on our behalf,  an increase in deferred rent $2,267 due to our new warehouse lease and an increase in deferred revenue of $1,006, a reduction in our prepaid expenses and deposits of $8,183, depreciation expense of $43,064 and a loss on disposal of fixed assets of $6,418 due to closing our warehouse in Canada.

Net Cash Used In Investing Activities

During the six months ended June 30, 2007, we spent $13,644 on the acquisition of fixed assets and received $1,321 in proceeds from of the disposition of fixed assets. Currently we do not have any plans for large investment related expenditures.

Net Cash Provided By Financing Activities

During the six months ended June 30, 2007, we received $299,934 in cash advances from private investors. These advances combined with advances received in the prior periods were converted to convertible notes payable during the period.

During the six months ended June 30, 2007, we issued convertible notes payable in exchange for $310,000 in cash.

We also acquired the domain name www.makeupinvestor.com for the nominal amount of $1.

Contingencies and Commitments

We had no contingencies or long-term commitments at June 30, 2007, except for our warehouse lease in Sumner, WA that we have included below under contractual obligations.

Contractual Obligations

Note payable and Advances Payable

We have not included our note payable or convertible notes payable in our contractual obligation table because the notes are due on demand and we do not know when they will be repaid.  We have not included advances payable in the following table because these liabilities have no fixed term of repayment.

Lease Commitments

Our warehouse in Canada is no longer under lease obligation. At June 30, 2007, we were released from our lease obligation through payment of a penalty in the amount of $14,952.

Our estimated costs under our warehouse lease in Sumner, Washington are as follows:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Lease commitments	$27,200	$27,200	$0	$0	$0

Total	$27,200	$27,200	$0	$0	$0

Internal and External Sources of Liquidity

We have funded our operations principally from the sale of cosmetics on our web site, through a note payable and convertible notes payable.

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

MAKEUP.COM LIMITED

Date: August 14, 2007	By:	/s/ Robert E. Rook
Robert E. Rook
Director and CEO
(Principal Executive Officer)

Date: August 14, 2007	By:	/s/ Munjit Johal
Munjit Johal
Director and CFO
(Principal Financial Officer)