Form 10QSB
period 2007-09-30
Makeup.com LTD
filed 2007-11-14
CIK 1281198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended September 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the transition period from __________to__________

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
[   ] Yes  [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 14, 2007
common stock - $0.001 par value	44,831,250

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MAKEUP.COM LIMITED
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current assets:
Cash	$21,790	$62,611
Accounts receivable, less allowances of $164 and $297, respectively	3,795	20,793
Inventory	346,008	320,216
Prepaid expenses and deposits	43,052	30,622

Total current assets	414,645	434,242

Fixed assets, net of $118,006 and $61,498 accumulated depreciation	61,472	114,560
Deposit	70,000	70,000
Intangible assets	333,334	333,333

Total assets	$879,451	$952,135

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$257,290	$236,938
Accrued liabilities	32,735	78,183
Advances payable	2,700	2,545,901
Note payable	352,852	339,178
Convertible notes payable	3,495,449	-
Due to related parties	11,483	4,156
Deferred assets	1,417	-

Total current liabilities	4,153,926	3,204,356

Commitments and contingencies

Stockholders' deficit:
Common stock $0.001 par value, 200,000,000 authorized;
44,831,250 issued and outstanding at September 30, 2007
and December 31, 2006	44,831	44,831
Accumulated deficit	(3,292,092)	(2,287,035)
Accumulated other comprehensive loss	(27,214)	(10,017)

Total stockholders' deficit	(3,274,475)	(2,252,221)

Total liabilities and stockholders' deficit	$879,451	$952,135

See  accompanying notes to condensed consolidated financial statements.

MAKEUP.COM LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Sales	$159,214	$43,133	$373,172	$151,424

Cost of goods sold	141,363	28,569	295,160	99,159

Gross profit	17,851	14,564	78,012	52,265

Operating expenses:

Selling, general and administrative	343,325	174,607	823,454	511,814

Net loss from continuing operations before interest expense
and discontinued operations	(325,474)	(160,043)	(745,442)	(459,549)

Interest expense	(72,314)	-	(137,865)	-

Net loss from continuing operations before discontinued operations	(397,788)	(160,043)	(883,307)	(459,549)

Gain (loss) from discontinued operations	3,274	(68,835)	(121,750)	(218,580)

Net loss	$(394,514)	$(228,878)	$(1,005,057)	$(678,129)

Net loss per share - basic and diluted:
Continuing operations	$(0.01)	$(160.04)	$(0.02)	$(459.55)
Discontinued operations	0.00	(68.84)	(0.00)	(218.58)

Net loss per share	$(0.01)	$(228.88)	$(0.02)	$(678.13)

Weighted average number of shares outstanding -
basic and diluted	44,831,250	1,000	44,831,250	1,000

See  accompanying notes to unaudited condensed consolidated financial statements.

MAKEUP.COM LIMITED
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 and 2006
(UNAUDITED)

				Accumulated
	Common Stock Issued			Other
	Number of		Accumulated	Comprehensive
	Shares	Amount	Deficit	Income (Loss)	Total

Balance January 1, 2006	1,000	$1	$(1,022,873)	$(12,226)	$(1,035,098)

Net loss for the nine months
ended September 30, 2006	-	-	(678,129)	-	(678,129)

Foreign currency exchange loss	-	-	-	2,032	2,032

Comprehensive loss	-	-	-	-	(676,097)

Balance at September 30, 2006	1,000	1	(1,701,002)	(10,194)	(1,711,195)

Net loss for the three months
ended December 31, 2006	-	-	(406,169)	-	(406,169)

Foreign currency exchange loss	-	-	-	177	177

Comprehensive loss	-	-	-	-	(405,992)

Merger of Makeup.com Limited
and Makeup Incorporated	44,830,250	44,830	(179,864)	-	(135,034)

Balance at December 31, 2006	44,831,250	44,831	(2,287,035)	(10,017)	$(2,252,221)

Net loss for the nine months
ended September 30, 2007	-	-	(1,005,057)	-	(1,005,057)

Foreign currency exchange gain	-	-	-	(17,197)	(17,197)

Comprehensive loss	-	-	-	-	(1,022,254)

Balance at September 30, 2007	44,831,250	$44,831	$(3,292,092)	$(27,214)	$(3,274,475)

See  accompanying notes to unaudited condensed consolidated financial statements.

MAKEUP.COM LIMITED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006

Cash flows from operating activities:
Net loss	$(1,005,057)	$(678,129)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	58,993	11,944
Loss on disposal of fixed assets	6,418	-
Changes in operating assets and liabilities:
Accounts receivable	10,727	(3,434)
Inventory	(25,792)	(74,804)
Prepaid expenses and deposits	(12,430)	3,107
Due from affiliate	-	(68,773)
Accounts payable	20,352	33,507
Accrued liabilities	(45,448)	(24,164)
Interest on convertible notes payable	111,429	-
Interest on note payable	19,945	-
Due to related parties	7,327	590,267
Deferred rent	1,417	-

Net cash used in operating activities	(852,119)	(210,479)

Cash flows from investing activities:
Proceeds on disposal of fixed assets	1,321	-
Acquisition of fixed assets	(13,644)	(3,400)

Net cash used in investing activities	(12,323)	(3,400)

Cash flows from financing activities:
Acquisition of domain name	(1)	-
Increase in convertible notes payable	540,882	-
Increase in advances payable	299,937	217,892

Net cash provided by financing activities	840,818	217,892

Effects of foreign currency exchange	(17,197)	2,032

Net (decrease) increase in cash	(40,821)	6,045

Cash, beginning of the period	62,611	7,152

Cash, end of the period	$21,790	$13,197

Supplemental disclosure of non-cash investing and financing activities:
Cash paid during the period:
Taxes	$-	$-
Interest	$-	$-

Non-cash financing transactions:
Advances payable converted to convertible notes payable	$2,843,138	$-
Account receivable offset against interest payable	$6,271	$-

See  accompanying notes to unaudited condensed consolidated financial statements.

MAKEUP.COM LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
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

Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Annual report on Form 10-KSB of Makeup.com Limited for the year ended December 31, 2006. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these condensed consolidated unaudited financial statements and the related notes should be read in conjunction with the Company’s consolidated audited financial statements for the year ended December 31, 2006 included in the Company’s report on Form 10-KSB.

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

MAKEUP.COM LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

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

Product returns are estimated in accordance with Statement of Financial Accounting Standards No. 48 (SFAS 48”), “Revenue Recognition when Right of Return Exists”.  The Company also ensures that the other criteria in SFAS 48 have been met prior to recognition of revenue:

•	the price is fixed or determinable;
•	the customer is obligated to pay and there are no contingencies surrounding the obligation or the payment;
•	the customer’s obligation would not change in the event of theft or damage to the product;
•	the customer has economic substance;
•	the amount of returns can be reasonably estimated; and
•	we do not have significant obligations for future performance in order to bring about resale of the product by the customer.

We have inventory risk, therefore we do not act as an agent and recognize revenues on a “gross” basis, in accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”).

We also offer coupons and discount programs.  Discounts and coupons for “free products” are redeemable only on purchases made or for products offered on our website. Discounts are included as a reduction in sales whereas coupons for “free products” are classified as “cost of sales” in our condensed consolidated statements of operations.

During the nine months ended September 30, 2007 product returns, were higher than anticipated primarily due to our up to 50% off promotional program in July and due to product shipment delays caused by the relocation of our warehouse from Canada to the United States.  To compensate customers for the shipping delays we issued 285, $20 coupons; 55 of these coupons were redeemed prior to their expiry on July 4th, 2007. At September 30, 2007 we allowed for $164 in product returns.

Amounts billed to a customer in a sale transaction related to shipping are classified as revenue.

MAKEUP.COM LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, (Continued)

Cost of Sales

Cost of sales includes freight-in, the actual cost of merchandise sold, cost of shipping billed to customers, inventory shrinkage and obsolete inventory write-offs.

Shipping costs in excess of those billed to customers and handling costs are included in our selling general and administrative costs.  The cost of shipping and handling included in selling general and administrative expenses were $31,338, $76,947, $4,488 and $17,100 for the three and nine months ended September 30, 2007 and 2006, respectively.

Inventories

Inventories are stated at the lower of cost or market under the first-in, first-out method.  At September 30, 2007 and December 31, 2006, we wrote off $23,043 and $28,863 respectively, in obsolete inventory.  The Company determined no further reserve for inventory obsolescence was required at September 30, 2007 and December 31, 2006.

We have arrangements with certain drop shippers whereby we do not purchase or pay for merchandise until the merchandise is ultimately sold and shipped to our customer.  Drop shipper revenues are included in sales in the Company’s condensed consolidated statements of operations.

Inventory that we include in our free gift bags is charged to advertising and promotion expense at the time the gift bags are created.

Discontinued Operations

Statement of Financial Accounting Standards (“SFAS”) SFAS No. 146 “Accounting for Costs Associated with Exit or Disposal Activities” requires that costs associated with exit or disposal activities be recognized when the costs are incurred, rather than at the date of commitment of an exit or disposal plan. Under SFAS No. 146, a liability related to an exit or disposal activity is not recognized, or measured initially at fair value, until such liability has actually been incurred.

During March 2007, the Company moved their inventory to an independent fulfillment warehouse in the United States, subsequent to the move Online, ceased to be in the business of warehousing Makeup’s inventory. As a result of changing fulfillment houses Online’s net operating losses have been recorded in loss from discontinued operations in our condensed consolidated financial statements. For the nine months ended September 30, 2007 and 2006, we recorded losses from discontinued operations of $121,750 and $218,580, respectively.

MAKEUP.COM LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

3.	GOING CONCERN

From the date of inception, February 12, 2004 until June 2005, we were developing our website, Makeup.com, sourcing beauty products and setting up our warehouse and corporate operations.  During the first quarter of 2005, we commenced selling our beauty products on our website and subsequent to launching our website have been focused on increasing our product lines and sales.  As such, we have accumulated a deficit of approximately $3.3 million to date and will require additional financing to support our operations until such time as we achieve positive cash flows from operations.  These factors raise substantial doubt about our ability to continue as a going concern.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon increasing our sales, increasing our product lines, globally expanding our sales market and controlling operating costs.  Based upon current plans, we expect to incur operating losses in future periods.  We plan to mitigate these operating losses through increasing sales, increasing our product lines and globally expanding our market.  We plan to obtain sufficient working capital through additional debt or equity financing, private loans and product sales.  There is no assurance that we will be able to reduce costs increasing sales, globally expanding our market, arranging private loans or raising additional debt or equity funds in the future.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.	BALANCE SHEET DETAIL

Inventories	September 30, 2007	December 31, 2006

Goods for resale	$331,259	$300,624
Goods in transit	14,749	19,592

	$346,008	$320,216

Prepaid expenses and deposits	September 30, 2007	December 31, 2006

Other prepaid deposits	$2,488	$22,450
Prepaid marketing	40,564	364
Other prepaid expenses	-	7,808

	$43,052	$30,622

Fixed assets	September 30, 2007	December 31, 2006

Computer equipment and software	$179,478	$165,834
Equipment	-	8,420
Leasehold improvements	-	1,804

Book value	179,478	176,058
Less: accumulated depreciation	(118,006)	(61,498)

	$61,472	$114,560

5.	ADVANCES PAYABLE

At September 30, 2007 and December 31, 2006, the Company had advances payable totaling $2,700 and $2,545,901, respectively, from third parties.  These advances are non-interest bearing, have no fixed terms of repayment and are unsecured.  During the nine months ended September 30, 2007, the Company converted $2,843,138 in advances payable into convertible notes payable.  (Note 6)

6.	NOTE PAYABLE

At September 30, 2007 and December 31, 2006, the Company had a note payable in the amount of $333,333.  This note is payable on demand, unsecured and bears interest at 8%.  At September 30, 2007 and December 31, 2006, $19,519 and $5,845 respectively, in interest had been accrued on this note.

MAKEUP.COM LIMITED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(UNAUDITED)

7.	CONVERTIBLE NOTES PAYABLE

At September 30, 2007, the Company had convertible notes payable totaling $3,384,020.  These notes are payable on demand, unsecured, bear interest at 7% and are convertible into restricted shares of the Company’s common stock at the discretion of the lender at a conversion price of the lesser of (1) $0.50 per share and (2) a 20% discount to the closing market price of the Company’s common stock. At September 30, 2007, $111,429 in interest had been accrued on these notes.  (Note 5)

8.	DUE TO RELATED PARTIES

At September 30, 2007 and December 31, 2006, the Company was indebted to one of its director in the amounts of $11,483 and $4,156 for expenses that this director paid on behalf of the Company.

9.	SEGMENT INFORMATION

The Company operates in a single business segment, the sale of beauty products in the United States.

10.	COMMITMENTS

Commitments

On August 13, 2007, the Company entered into a letter agreement for consulting and advertising services.  The agreement is for one year, commences September 1, 2007 and requires a total of $65,795 be paid over a six month period.  The agreement is cancellable at the option of the Company.  (Note 11)

On August 31, 2007, the Company entered into a contract for services, whereby the Company has agreed to pay up to $115,426 (CDN$115,000) for one year of buyer, customer care management and administrative services.  The contract can be cancelled by either party upon thirty days written notice.

Lease Commitment

At June 30, 2007, the Company terminated its long term lease agreement and was released of its legal liabilities under this agreement through payment of a $14,952 early termination fee.

On March 1, 2007, the Company entered into an agreement with an independent warehouse in the United States whereby the warehouse will store, receive, relieve and ship inventory on behalf of the Company.  The agreement is for one year commencing March 1, 2007, renewable on a yearly basis, requires a minimum storage fee of $3,400 per month.  In accordance with the agreement shipping and receiving services are charged on a per item basis.

11.	SUBSEQUENT EVENT

On October 1, 2007, the Company amended its August 13, 2007 letter agreement for consulting and advertising services whereby they have agreed to pay approximately $125,000 over a six month period.

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

We are in the business of selling beauty products on our websites, www.makeup.com and discount.makeup.com, primarily to customers residing in the United States.  We are planning on expanding our market to other countries such as Canada, Germany and the United Kingdom over the next few years.  Our ultimate goal is to sell cosmetics worldwide.

Our Objectives and Areas of Focus

During 2007 we launched new marketing and website initiatives which include:

(a)	Free gifts and samples with every order,
(b)	Implementing a makeup.com online forum,
(c)	Moving our warehouse from Canada to the US to improve the capacity and speed of order fulfillment,
(d)	Implementing a PayPal payment processing system,
(e)	Expanding our website layout and design to allow for new marketing techniques, improved navigation, and additional product offerings,
(f)	New shipping methods to reduce shipping costs,
(g)	Entering into an agreement with a content provider, whereby the content provider will direct additional traffic to our website as well as provide communication to customers about beauty products, and
(h)	Implemented a new discount website called discount.makeup.com

Over the next year our focus is to continue expanding our boutique products and boutique product lines, which products are not as readily available to the consumer as the classic brand cosmetics.  Our expansion will focus on:

(a)	Brand expansion – we will continue to the most sought after brands to our consumers,
(b)	Organic products – we plan to continue adding organic products and brands because these products continue to be popular with our shoppers,
(c)	Samples – we will continue to include samples in each order to provide customers with an opportunity to experience new brands,
(d)	Gift with purchase – we will continue to offer limited edition promotional gifts with customer purchases,
(e)
One-stop beauty shopping destination – our goal is to make our makeup website a one-stop beauty destination and thus we are continually monitoring consumer demand and changing tastes in our quest to meet our customer’s beauty regimen expectations, and

(f)	Beauty related information – we are continually updating and increasing the content on our website to inform our customers about our products and beauty related topics.

In order to expand and retain our current customer base we will continue to implement and expand marketing, branding and customer loyalty programs, such as:

(a)	Offering gift certificates,
(b)	Introducing customer incentive/loyalty programs to reward our customers for new referrals as well as current purchases,
(c)	Creating a customer ‘wish list’ (“gift registry”),
(d)	Introducing value added contents over and above our current beauty tips section,
(e)	Offering more shipping options, and
(f)	Offering additional order payment methods.

We are continually enhancing our web site by:

(a)	Adding a wider range of products,
(b)	Making it easier to navigate through the site,
(c)	Simplifying the check out process,
(d)	Improving and simplifying the establishment and functionality of customer accounts,
(e)	Making the necessary changes to improve the natural web search through search engine optimization techniques,
(f)	Adding customer account profiles so that customers can view their order history and current purchases,
(g)	Improving and adding security measures, and
(h)	Adding an enhanced beauty tips section and bi-monthly beauty newsletters for subscribing customers.

Over the next year our primary focus will be on growing our business.  We expect our gross margin to be below our targeted objective while we continue to develop and implement programs to increase traffic to our website.  We expect, through this traffic,  to increase our customer base and market share.  Our promotional plans and programs include free and discounted shipping charges for large orders, product discounts of up to 50%, free gifts with purchases, a no hassle return policy, customer coupons and credits.  We are also performing research to gain a better understanding of market trends.  This research will enable us to determine the optimum quantity and best mix of products to inventory.  Once we have determined our optimum product mix we expect to increase inventory turnover and reduce write-offs due to slow moving, obsolete or damaged inventory.

We have contracted with a content provider to monitor and continually update our beauty tips section, e-mail bi-monthly beauty newsletters to our customers and to provide enhanced search engine optimization through improving the volume and quality of traffic to our website from search engines via natural search results.

In order to offer a wider range of products and easier website navigation, we have launched a separate website for our classic brand products. Our boutique brands will remain on the current makeup.com website, whereas our classic brands are now offered on our new website, discount.makeup.com.  This change will improve customer website navigation, brand recognition, our relationship with vendors, and allow for additional flexibility with shipping and promotional offers.

In March 2007, in an effort to reduce operating costs, administrative workload, personnel, and cross border shipping charges, we closed our warehouse operations in British Columbia and contracted with a fulfillment company to warehouse our inventory in Sumner, Washington. This allowed us to close Online, eliminating administrative overlap, providing better customer service, quicker processing times and shipping of orders at a lower cost.  Most importantly, we are now able to inventory a larger and broader range of products which in enabling us to be less reliant upon drop shippers.  The relocation of our warehouse allows us to use alternative shipping options and over the next year we expect our shipping costs to decline.

In conjunction with our warehouse move, we experienced logistical and technical problems primarily due to shipping delays which had a negative impact on our sales, cost of sales and operating costs.  During the third quarter we were able to resolve the majority of these problems.

As a result of moving our warehouse and not relying on Online to fulfill our warehousing requirements, Online’s net operating losses for the three and nine month periods ended September 30, 2007 and 2006, have been reclassified to loss from discontinued operations in our unaudited condensed consolidated statements of operations.

Challenges and Risks

From the date of inception, February 12, 2004 until June 2005, we were developing our makeup.com website, sourcing beauty products and setting up our warehouse and corporate operations.  During the first quarter of 2005, we commenced selling beauty products on our website.  Subsequent to the launch of our website, we have focused on increasing our product lines and sales.  As such, we have accumulated a deficit of approximately $3.3 million from inception to September 30, 2007.  We will require additional capital and financing to support our operations, expand our product lines, increase our inventory and to commence selling beauty products worldwide. These factors raise substantial doubt about our ability to continue as a going concern.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon increasing our sales, increasing our product lines, globally expanding our sales market and controlling operating costs.  Based upon current plans, we expect to incur operating losses in future periods.  We believe we will be able to fund our expansion and operations for at least the next twelve months through sales revenue, additional debt or equity financings.  We plan to mitigate our operating losses through increasing traffic to our website, increasing sales and globally expanding our market.  However, failure to generate sufficient revenues or raise working capital will adversely affect our ability to achieve our ultimate business objectives. There is no assurance that we will be able to reduce our costs by increasing traffic to our website, increase revenues, achieve positive cash flows, increase sales, globally expand our market or raise additional debt or equity funds in the future.  The accompanying unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties or be necessary if we are unable to continue as a going concern.

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

Product returns are estimated in accordance with Statement of Financial Accounting Standards No. 48 (SFAS 48”), “Revenue Recognition when Right of Return Exists”.  The Company also ensures that the other criteria in SFAS 48 have been met prior to recognition of revenue:

•	the price is fixed or determinable;
•	the customer is obligated to pay and there are no contingencies surrounding the obligation or the payment;
•	the customer’s obligation would not change in the event of theft or damage to the product;
•	the customer has economic substance;
•	the amount of returns can be reasonably estimated; and
•	we do not have significant obligations for future performance in order to bring about resale of the product by the customer.

We have inventory risk, therefore we do not act as an agent and recognize revenues on a “gross” basis, in accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (“EITF 99-19”).

We also offer coupons and discount programs.  Discounts and coupons for “free products” are redeemable only on purchases made or for products offered on our website. Discounts are included as a reduction in sales whereas coupons for “free products” are classified as “cost of sales” in our condensed consolidated statements of operations.

During the nine months ended September 30, 2007 product returns, were higher than anticipated primarily due to our up to 50% off promotional program in July and due to product shipment delays caused by the relocation of our warehouse from Canada to the United States.  To compensate customers for the shipping delays we issued 285, $20 coupons; 55 of these coupons were redeemed prior to their expiry on July 4th, 2007. At September 30, 2007 we allowed for $164 in product returns.

Amounts billed to a customer in a sale transaction related to shipping are classified as revenue.

Cost of Sales

Cost of sales includes freight-in, the actual cost of merchandise sold, cost of shipping billed to customers, inventory shrinkage and obsolete inventory write-offs.

Shipping costs in excess of those billed to customers and handling costs are included in our selling general and administrative costs.  The cost of shipping and handling included in selling general and administrative expenses were $31,338, $76,947, $4,488 and $17,100 for the three and nine months ended September 30, 2007 and 2006, respectively.

Inventories

Inventories are stated at the lower of cost or market under the first-in, first-out method.  At September 30, 2007 and December 31, 2006, we wrote off $23,043 and $28,863 respectively, in obsolete inventory.  We determined that no reserve for inventory obsolescence was required at September 30, 2007 and December 31, 2006.

We have arrangements with certain drop shippers whereby we do not purchase or pay for merchandise until the merchandise is ultimately sold and shipped to our customer.  Drop shipper revenues are included in sales in the Company’s unaudited condensed consolidated statements of operations.

Inventory that we include in our free gift bags is charged to advertising and promotion expense at the time the gift bags are created.

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

During March 2007, the Company moved their inventory to an independent fulfillment warehouse in the United States, subsequent to the move Online, ceased to be in the business of warehousing Makeup’s inventory. As a result of changing fulfillment houses Online’s net operating losses have been recorded in loss from discontinued operations in our condensed consolidated financial statements. For the nine months ended September 30, 2007 and 2006, we recorded losses from discontinued operations of $121,750 and $218,580, respectively. At September 30, 2007, our loss from discontinued operations includes the estimated liability associated with the exit activities of Online.

Advertising

Advertising costs associated with television advertising will be expensed during the first showing.

Advertising contract costs, associated with increasing traffic to our website are expensed as the services are rendered.

During the nine months ended September 30, 2007 we spent approximately $167,000 on advertising.

Recent Accounting Pronouncements

Refer to Note 2, of our Notes to Consolidated Financial Statements included in our Form 10-KSB for the fiscal year ended December 31, 2006 for a discussion of recent accounting standards and pronouncements.

Operations Review

During the nine months ended September 30, 2007, we had a net loss of $1,005,057.  As of September 30, 2007, our current assets consisted of a cash balance of $21,790, accounts receivable of $3,795, inventory of $346,008, and prepaid expenses and deposits of $43,052.  When these current assets are offset against our current obligations of $257,290 in accounts payable, $32,735 in accrued liabilities, $2,700 in advances payable, a note payable on demand in the amount of $352,852 including accrued interest of $19,518, convertible notes payable on demand in the amount of $3,495,449 including accrued interest of $111,429, $11,483 due to a related party and $1,417 in deferred rent, we are left with a working capital deficit of $3,739,281.

While our cash position as of this filing is inadequate to satisfy our working capital needs, over the next twelve months we anticipate that our expenditures will stabilize because we have completed our warehouse move and we are looking at ways to decrease our shipping costs, developing programs to clear out our slow moving inventory prior to it becoming obsolete, and we have increased our free shipping charge threshold from $40 to $60 to customers. We expect to incur additional costs during the fourth quarter of 2007 as we work out our remaining logistics problems with our new warehouse; enhance our website content and search engine optimization; implement marketing initiatives and develop promotional programs; and expand our computer and website capabilities so that we can handle our increasing sales volume.

Moving the warehouse has eliminated the overhead expenses of running a warehouse, alleviated our cross border shipping problems, and provides us with a wider range of shipping options.  Now that we have completed the move our plans include increasing our boutique inventory and product lines in an effort to increase our in-stock inventory availability, which in turn will reduce our reliance on drop shippers.  We are also developing programs and promotions to keep our inventory turning in an effort to keep our slow moving product from becoming obsolete.

Over the next twelve months we expect sales to increase in light of our current and proposed marketing initiatives.  Our marketing plans include improving all aspects of customer service, including more delivery options, improved availability, expanded product and beauty tips information, improved ease in web site navigation, gift bags with purchases and an increase in customer loyalty programs. In order to offer a wider range of products and easier website navigation, we have launched a separate website, discount.makeup.com for the sale of our classic brands. Moving the classic brands off of the Makeup.com website will enable us to acquire a wider range of products directly from manufacturers as well as to maximize discounts from suppliers. We also plan to continue expanding our boutique product lines because these products have a higher gross margin and are not as readily available to consumers as the classic brands. During the third quarter our sales increased significantly due to marketing campaigns aimed at increasing traffic to our website and the clearing out of our slow moving inventory.

Over the next twelve months we expect our gross margin to be below our targeted objective as we focus on growing our business and determining our optimum product mix.  During the third quarter of 2007, our gross margin was lower than expected due to sales promotions in July which were aimed at increasing traffic to our website, increasing our customer base and reducing our slow moving inventory.  Our gross margin was also affected by our obsolete inventory write off of $23,043.  During the last quarter of 2007, we expect our gross margin to improve due to the holiday sales, however we expect our margin to remain below our targeted level due to additional sales campaigns that we have planned for this period.  Due to a change in product mix and changes in our purchasing policies we expect to have a minimal amount of slow moving inventory in the future.

Over the next twelve months we expect our operating expenses to increase primarily in the consulting, administrative, professional and marketing areas due to sourcing out new product lines, implementing our marketing programs and making improvement to our website.

We will continue to invest in several areas of technology and website content, including web services expansion, enhanced editorial beauty content, search engine optimization, merchandising selection, as well as in technology infrastructure to enhance the customer experience and improve our process efficiencies. We believe that by enhancing our customer’s experience and providing more up to date information we will generate increased traffic and customer loyalty. Our challenge is to continue to build and improve an innovative and efficient website that will enable us to continue to gain market share in the competitive online beauty industry.

Over the next twelve months our external marketing plans include sponsoring celebrity make-up artists in magazine advertisements, sponsoring beauty pageants, television advertising, and sweepstakes. On January 16, 2007 we signed a contract with PTG Studios for Television advertising with the Great Taste television show which provides national coverage on E1 Entertainment and Style Channels. We anticipate this television advertisement will run later this year or early next year.

We signed a contract with Hilltop New Media, Inc. (a wholly owned subsidiary of Sony Pictures Entertainment Inc.) on August 22, 2007 in order to increase traffic to our website and to provide us with increased brand recognition and exposure. Under the terms of the contract a sweepstakes was run on our website from August 31, 2007 to October 5, 2007 offering gift certificates totaling $875. This promotion was advertised on various Sony Pictures Entertainment Inc. websites as well as other media advertising venues.

On August 13, 2007 we signed a one year letter agreement for consulting and advertising with LifeTips Inc. Under the terms of the contract LifeTips Inc. have agreed to work on the Makeup.com website in the areas of search engine optimization, content and link strategy to improve visibility, brand recognition, conversion rates, and sales. LifeTips will also design and deliver a fully functional tips and advice center for our website as well as on the LifeTips website under the sub-domain www.make-up.lifetips.com. The agreement is for one year, commenced September 1, 2007 and requires a total of $65,795 to be paid over a six month period.  The agreement is cancellable at the option of the Company.  On October 1, 2007, we amended our August 13, 2007 letter agreement for consulting and advertising services and have agreed to pay approximately $125,000 over a six month period.

On August 31, 2007, we entered into a contract for services, whereby we agreed to pay up to $115,426 (CDN$115,000) for one year of buyer, customer care management and administrative services.  This contract can be cancelled by either party upon thirty days written notice.

While we focus on the continual growth and development of our customer base and expansion of our product offerings, we expect our web based cosmetic revenues will be insufficient to satisfy our operational and working capital requirements.  In order to meet our working capital requirements over the next year, we plan to continue to raise funds through private loans and private placements of our common stock or the issuance of shares for debt.

The issuance of any additional shares will result in dilution to our existing shareholders.

We are not involved in conducting any research and development activities.

Related-Party Transactions

At September 30, 2007, we were indebted to a director in the amount of $11,483 for expenses he incurred on our behalf.  We do not have any loans or advances payable to any of our directors or officers and we do not have any commitments in place to pay administrative or directors’ fees to any related parties. To date our directors and officers have performed their services without compensation and to date we have not determined how our officers will be compensated.

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

Overall Results of Operations

For the three months ended September 30, 2007, we incurred a net loss of $394,514, which is an increase of $165,636 from our net loss of $228,878 for the three months ended September 30, 2006.

For the nine months ended September 30, 2007, we incurred a net loss of $1,005,057, which is an increase of $326,928 from our net loss of $678,129 for the nine months ended September 30, 2006.

The increased loss was primarily due to increases in shipping costs associated with an increase in sales and free shipping promotional offers; write off of obsolete inventory; an increase in depreciation due to acquiring additional computer hardware and software; an increase in computer expenses due to setup costs for office relocation, and maintenance and storing of our server; an increase in sales incentives which were used to increase traffic to our website, reward customers and to clear out slow moving inventory and increase sales incentives; an increase in travel, advertising and promotion expenses associated with our warehouse relocation, product sourcing and increased promotional activities aimed at increasing traffic to our website; an increase in administrative fees attributable to regulatory compliance and accounting services; and an increase in interest expense due to conversion of $2,843,138 in advances payable into convertible notes payable and issuing an additional $540,882 in convertible notes payable.

Revenues

Our sales increased by $116,081 or 269% from $43,133 for the three months ended September 30, 2006 to $159,214 for the three months ended September 30, 2007.

Our sales increased by $221,748 or 146% from $151,424 for the nine months ended September 30, 2006 to $373,172 for the nine months ended September 30, 2007.

Our revenues were from sales made on our Makeup.com website.  The products offered on our website include merchandise we have purchased for resale from vendors and third party distributors.  Our increase in sales was primarily due to increased traffic to our website and a 50% off promotional sale that we ran in July to clear our slow moving inventory.  We expect our revenues to steadily increase over the next year due to increases in our web related advertising, offering a broader range of products and product lines, implementing customer purchasing incentives, informative beauty tips and bi-monthly customer newsletters, increased customer traffic through search engine optimization and advertising contracts we have entered into with LifeTips and Hilltop Media, simplifying our website between our classic and boutique products ,offering additional payment options, and offering slower moving inventory at promotional discounts.

Cost of Goods Sold and Gross Profit

Our cost of goods sold increased by $112,794 or 395% from $28,569 for three months ended September 30, 2006 to $141,363 for the three months ended September 30, 2007. The increase in cost of goods sold was primarily attributable to: the 269% increase in sales; an increase of approximately $6,000 in inventory receiving fees due to moving our warehouse; and an obsolete inventory write-off of $11,000.

Our gross profit increased by $3,287 or 23% from $14,564 for the three months ended September 30, 2006 to $17,851 for the three months ended September 30, 2007. Our gross profit was below or targeted gross margin primarily because of our $11,000 obsolete inventory write off; purchase discounts such as our 50% off sale, coupon and other sales incentives offered during the quarter in an effort to increase traffic to our website and clear out our slow moving inventory.

Our cost of goods sold increased by $196,001 or 198% from $99,159 for the nine months ended September 30, 2006 to $295,160 for the nine months ended September 30, 2007. The increase in cost of goods sold was primarily attributable to: the 146% increase in sales; increases of approximately $10,000 in inventory receiving fees; $6,000 in inventory freight in costs; and an obsolete inventory write-off of approximately $23,000.

Our gross profit increased by $25,747 or 49% from $52,265 for the nine months ended September 30, 2006 to $78,012 for the nine months ended September 30, 2007. Our gross profit was lower than expected primarily due to; a loss in sales and an increase in sales returns due to moving our inventory from Canada to the United States during March; technical issues with the fulfillment house software system; the write-off of obsolete inventory; sales discounts and customer incentives aimed at increasing traffic to our website; promotions aimed at moving our slow moving inventory; inventory freight in charges; and warehouse inventory receiving fees charged by our fulfillment warehouse.

While in the short term we expect our profit margins will be below our targeted objectives because we are offering customers incentives in an effort to clear out our slow moving inventory and increase traffic to our website.  As traffic to our website increases and we determine the optimum inventory mix to maximize inventory turns we anticipate improving our gross margin through:

(1) eliminating or reducing costly incentive programs such as free or reduced shipping charges and 50% off promotions,
(2) using alternative shipping options to reduce shipping costs,
(3) increasing market share through increasing traffic to our website,
(4) determining optimum product mix in an effort to alleviate slow moving and obsolete inventory problems and to maximize inventory turns, and
(5) increase sourcing products directly from the manufacturers in an effort to obtain more competitive purchase pricing.

Operating Expenses

Our operating expenses increased by $168,718 or 97% from $174,607 for the three months ended September 30, 2006 to $343,325 for the three months ended September 30, 2007.  This increase was primarily due to approximate increases in the following categories: $66,500 in administrative fees for accounting services and regulatory compliance; $29,000 in advertising and promotion due to the free gift bags created for customer promotions, advertising and promotion costs associated with advertising products on our website and programs aimed at increasing traffic to our website; $14,000 in depreciation due to the acquisition of computer software during the third quarter of 2006; $6,000 in warehousing costs due to using an independent fulfillment warehouse; $8,000 in delivery costs in excess of what we collected from our customers, due to the increase in sales and to free shipping promotions during the quarter; $19,000 in warehouse inventory handling costs; $12,000 in consulting fees due to website improvements, and customer service center expansion; and during the three months ended September 30, 2007, we paid rent of $12,000 to our new fulfillment warehouse; rent for the three months ended September 30, 2006 was reclassified to discontinued operations when we closed down Online.

Our operating expenses increased by $311,640 or 61% from $511,814 for the nine months ended September 30, 2006 to $823,454 for the nine months ended September 30, 2007.  This increase was primarily due to approximate increases in the following categories: $123,500 in administrative fees due to regulatory compliance and accounting services; $20,000 in advertising and promotion due to the free gift bags created for customer promotions, advertising and promotion costs associated with advertising products on our website and programs aimed at increasing traffic to our website; $51,000 in depreciation due to the acquisition of computer software during the third quarter of 2006; $15,500 in travel associated with our warehouse relocation, product sourcing and increased promotional activities; $9,500 in computer expenses due to changing our website to make it more user friendly; $6,000 increase in bank charges and interest due to increased credit card commissions as a result of our increased sales; $26,000 in delivery costs in excess of what we collected from our customers, this increase was primarily due to an increase in sales and our free and discounted shipping charge promotions during the period; $34,000 in to our fulfillment warehouse for handling costs; and a $6,500 increase in professional fees due to regulatory compliance.  Since we moved our inventory we have paid rent of $20,000 to our new fulfillment warehouse, rent for the nine months ended September 30, 2006 and for the three months ended March 31, 2007 was reclassified to discontinued operations when we closed down Online.  These increases were offset by a decrease of approximately $14,000 in consulting fees primarily due to a reduction in development time required to keep our website fully functional and updated.

Over the next twelve months we expect our operating costs to stabilize.

Interest Expense

During three months ended September 30, 2007 and 2006 we expensed $72,314 and $0 respectively and during the nine months ended September 30, 2007 and 2006 we expensed $137,865 and $0 respectively in interest on our note payable and convertible notes payable.

During the nine months ended September 30, 2007, we issued a total of $3,384,020 in convertible notes, which included $2,843,138 in advances payable that were converted into convertible notes payable.  These notes are payable on demand, unsecured, bear interest at 7% and are convertible into restricted shares of the Company’s common stock at the discretion of the lender at a conversion price of the lesser of (1) $0.50 per share and (2) a 20% discount to the closing market price of the Company’s common stock.

Loss from Discontinued Operations

Until March 2007, our subsidiary Online was in the business of warehousing and managing our inventory. In March 2007, we moved our warehouse location to an independent fulfillment warehouse in the United States and Online has been wound up.  As a result of this business decision we have reclassified Online’s net gain (net losses) of  $3,274 and $(68,835) for the three month periods ended September 30, 2007 and 2006 respectively, and $(121,750) and $(218,580) for the nine month periods ended September 30, 2007 and 2006 respectively, to loss from discontinued operations.

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

Liquidity, Capital Resources and Financial Position

At September 30, 2007, we had a cash balance of $21,790 and negative cash flows from operations of $852,119.  During the nine months ended September 30, 2007, we primarily funded our operations through sales and convertible notes payable.

The notes to our unaudited condensed consolidated financial statements as of September 30, 2007, disclose our uncertain ability to continue as a going concern.  We have insufficient revenues to cover our expenses while we are establishing and expanding our customer and product base and as a result have accumulated a stockholders’ deficit (including accumulated other comprehensive loss) of $3,274,475 since inception.  As of September 30, 2007, we had $4,153,926 in current liabilities, when our current liabilities are offset against our current assets of $414,645 we are left with a working capital deficit of $3,739,281.  While we have successfully generated sufficient working capital and liquidity through web sales, advances, a note payable and convertible notes payable to the date of this filing and we believe that we can continue to do so for the next year, there are no assurances that we will succeed in developing our business plan and achieving a profitable level of operations sufficient to meet our ongoing cash needs.

The following table summarizes our sources and uses of cash for the nine months ended:

Sources and Uses of Cash
	September 30
	2007	2006

Net cash used in provided by operating activities	$(852,119)	$(210,479)
Net cash used in investing activities	(12,323)	(3,400)
Net cash provided by financing activities	840,818	217,892
Effects of foreign currency exchange	(17,197)	2,032

Net (decrease) increase in cash	$(40,821)	$6,045

Net Cash Used In Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2007 was $852,119.  We used $868,257 to cover our general and administrative costs which  includes $121,750 in general and administrative costs that were reclassified to discontinued operations on the wind up of Online, we spent $25,792 on additional inventory, $12,430 on prepaid expenses and deposits, and $45,448 was spent reducing our accrued liabilities.  These uses of cash were funded through a gross profit of $78,012, collection of accounts receivable of $10,727, an increase in accounts payable of $20,352, an increase in the interest accrued on the note payable of $19,945, interest accrued on our convertible notes payable of $111,429, an increase in the amount due to a director of $7,327 due to this director paying expenses on our behalf,  an increase in deferred rent $1,417 due to our new warehouse lease, depreciation expense of $58,993 and a loss on disposal of fixed assets of $6,418 due to closing our warehouse in Canada.

Net Cash Used In Investing Activities

During the nine months ended September 30, 2007, we spent $13,644 on the acquisition of fixed assets and received $1,321 in proceeds from of the disposition of fixed assets. Currently we do not have any plans for large investment expenditures.

Net Cash Provided By Financing Activities

During the nine months ended September 30, 2007, we received $299,937 in cash advances from private investors. These advances combined with advances received in the prior periods were converted to convertible notes payable during the period.

During the nine months ended September 30, 2007, we issued convertible notes payable in exchange for $540,882 in cash.

We also acquired the domain name www.makeupinvestor.com for the nominal amount of $1.

Contingencies and Commitments

We had no contingencies at September 30, 2007. Our long term contractual obligations and commitments are a lease commitment with our warehouse in Sumner, WA; a letter agreement for consulting and advertising; and a consulting contract for customer care management and administrative services. These contractual obligations and commitments are summarized in the table below.

Contractual Obligations

Note Payable, Convertible Notes Payable and Advances

We have not included our note payable or convertible notes payable in our contractual obligation table because the note payable and convertible notes payable are due on demand and we do not know when they will be repaid.  We have not included advances payable in the following table because these liabilities have no fixed term of repayment.

Contractual Obligations and Commitments

Our warehouse in Canada is no longer under lease obligation. At June 30, 2007, we were released from our lease obligation through payment of a penalty in the amount of $14,952.

The following table contains supplemental information regarding total contractual obligations and commitments as of September 30, 2007:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Lease commitments	$17,000	$17,000	$0	$0	$0
Letter agreement	$119,912	$119,912	$0	$0	$0
Contract for services	$105,807	$105,807	$0	$0	$0

Total	$242,719	$242,719	$0	$0	$0

Internal and External Sources of Liquidity

We have funded our operations principally from the sale of cosmetics on our web site, through advances payable, a note payable and convertible notes payable.

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

PART II – OTHER INFORMATION

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

Item 5.  Other Information.

During the quarter of the fiscal year covered by this report, Makeup.com reported all information that was required to be disclosed in a report on Form 8-K, with the exception of the following:

Item 1.01 – Entry into a Material Definitive Agreement.

On August 31, 2007, Makeup Incorporated entered into a contract for services with Savvy Office Solutions.  Pursuant to the terms and conditions of the agreement, Savvy Office Solutions agreed to provide the services of buyer, customer care management, and administration to Makeup Incorporated for a term expiring on August 31, 2008.  Makeup Incorporated agreed to pay Savvy Office Solutions CDN$115,000 per annum for the services to be provided.  The agreement can be terminated with 30 days’ notice.  See Exhibit 10.8 – Contract for Services for more details.

Also, in October 2007, Makeup.com entered into a letter agreement with LifeTips Inc.  Pursuant to the terms and conditions of the agreement, LifeTips Inc. and ideaLaunch, a wholly owned subsidiary of LifeTips Inc. agreed to work on our www.makeup.com website in the areas of search engine optimization, content and link strategy to improve visibility, brand recognition, conversion rates, and sales. In accordance with the agreement LifeTips Inc. have agreed to design and deliver a fully functional tips and advice center for our website as well as on the LifeTips website under the sub-domain www.make-up.lifetips.com. The agreement is for one year and requires a total of $124,895 be paid over a six month period in accordance with an agreed upon payment schedule. The agreement is cancelable at our option. See Exhibit 10.9 - Letter Agreement for more details.

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
Filed
10.8	Contract For Services dated August 31, 2007 between Makeup Incorporated and Savvy Office Solutions.	Included
10.9	Letter Agreement for consulting and advertising services entered into in October 2007 between Makeup.com Limited and LifeTips.	Included
14	Code of Ethics	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.2	Audit Committee Charter	Filed
99.3	Disclosure Committee Charter	Filed

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Makeup.com Limited has caused this report to be signed on its behalf by the undersigned duly authorized person.

MAKEUP.COM LIMITED

Date: November 14, 2007	By:	/s/ Robert E. Rook
Robert E. Rook
Director and CEO
(Principal Executive Officer)

Date: November 14, 2007	By:	/s/ Munjit Johal
Munjit Johal
Director and CFO
(Principal Financial Officer)