Form 10KSB
period 2007-12-31
Makeup.com LTD
filed 2008-03-31
CIK 1281198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________

Commission file number 000-51225

MAKEUP.COM LIMITED (formerly Tora Technologies Inc.) Name of registrant in its charter
Nevada (State or other jurisdiction of incorporation or organization)	43-2041643 (I.R.S. Employer Identification No.)

3416 Via Lido, Suite F, Newport Beach, California, 92663-3976
(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: 1-800-347-5057

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock - $0.001 par value
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ x ] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [ x ] No

State issuer’s revenues for its most recent fiscal year.  $506,187

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 20, 2008 the number of shares of the registrant’s classes of common stock outstanding was 44,831,250.

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (eg., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes.

Transitional Small Business Disclosure Format (Check one): Yes  [  ]  No  [ x ]

Forward Looking Statements

The information in this annual report contains forward-looking statements.  These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  Actual events or results may differ materially from those events or results included in the forward-looking statements.  In evaluating these statements, you should consider various factors, including the risks outlined from time to time, in the reports we file with the Securities and Exchange Commission.  Some, but not all, of these risks include, among other things:

•	our inability to obtain the financing we need to continue our operations;

•	changes in regulatory requirements that adversely affect our business;

•	loss of our key personnel;

•	loss of our relationships with suppliers and strategic partners; and

•	risks over which we have no control, such as a general downturn in the economy which may adversely affect discretionary spending by consumers.

We do not intend to update forward-looking statements.  You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

i

PART I

Item 1.  Description of Business.

General

Makeup.com Limited was incorporated under the laws of the State of Nevada on July 14, 2003 under the name “Tora Technologies Inc.”  On October 18, 2006, the board of directors and holders of a majority of the shares of common stock approved an amendment to our articles of incorporation to change the name of the company to “Makeup.com Limited”.  The amendment was effective on November 21, 2006.

On October 20, 2006, pursuant to the terms and conditions of an Asset Purchase Agreement, we acquired 100% ownership of Makeup Incorporated, which was formed under the laws of Nevada on February 12, 2004 (“Makeup”).  Also, as part of the Asset Purchase Agreement, we acquired 100% ownership of Online Makeup Inc., which was formed under the laws of British Columbia on September 17, 2004 (“Online”).   Our acquisition of Makeup was treated as a reverse acquisition.  Through Makeup we own a 100% interest in the websites www.makeup.com, www.discount.makeup.com, www.boutiquecosmetics.com, www.boutiquecosmetics.ca, www.makeupsurplus.com, and www.surplusmakeup.com.  The information included on these websites is not a part of this annual report.  In this annual report, when we say “the company”, “we”, “us” or “our”, we are referring to Makeup.com Limited and its subsidiaries, Makeup and Online.

The On-Line Retail Business

The internet’s unique characteristics provide a number of advantages for online retailers.  Online retailers are able to display a larger number of products than traditional store-based or catalog sellers usually at a lower cost.  In addition, online retailers are able to frequently adjust their featured selections, editorial content and pricing, providing significant merchandising flexibility.  Online retailers also benefit from the minimal cost to conduct business on the internet, the ability to reach a large group of customers from a central location, and the potential for low-cost customer interaction.  Unlike traditional channels, online retailers do not have the burdensome costs of managing and maintaining a retail store infrastructure or the significant printing and mailing costs of catalogs.  Online retailers can also easily obtain demographic and behavioral data about customers, increasing opportunities for direct marketing and personalized services.  Because brand loyalty is a primary factor influencing a beauty product purchase, a customer’s presence at the point-of-sale and ability to physically sense the beauty product are not critical to the purchasing decision.

Our Business

From February 12, 2004 to June 2005, we developed our website, sourced beauty products and established our warehouse and corporate operations.  In June 2005 we began selling beauty products on our website, www.makeup.com, to customers.  Our marketing is currently targeted to customers residing in the United States and all of our revenues are earned from United States customers.  We plan to expand our market into other countries, such as Canada, Germany, and the United Kingdom.  Our goal is to continually add countries until we achieve sales worldwide.  Our business is done only over the internet.

Since we began our business we have taken a number of steps to expand our share of the on-line cosmetics market.  During the 2006 fiscal year we began adding classic product lines, such as Lancome and Estee Lauder, as well as boutique product lines such as Becca, Paula Dorf, Borghese and Suki, to the products we offered.  We also added a feature called “Live Chat”, which allows our customers to ask questions and get them addressed on-line by customer care personnel.  During the 2007 fiscal year we added a number of new features to our website including allowing payment through PayPal and Google Checkout, providing express checkout, tracking purchases by customer so that we can offer quick ordering of favorite products, giving gifts or samples with purchases, providing customers with the opportunity to write product reviews, moving our classic product lines to www.discount.makeup.com and providing an on-line community forum which allows our customers to share information and ask and answer questions of each other.  We also relocated our warehouse to Sumner, Washington.  This new location provides us with expanded shipping options to fulfill orders more quickly.

We rely on Savvy Office Solutions to source products, negotiate prices and determine product suitability (all of which are subject to the approval of management), respond to customer inquiries and coordinate shipping.  Our agreement with Savvy Office Solutions has a term of one year.  If we were to lose the services of Savvy Office Solutions, we believe that we would not be able to quickly replace these services at competitive prices.  These services are not easily obtainable because there are not a number of providers.

Products and Services

While we currently sell a broad range of beauty products through our website, our goal is to become an online seller of all makeup and beauty related products and services.  We are already providing a number of services to our customers, such as “Live Chat”, an e-mailed newsletter providing information about our products, special offers and beauty tips and a community forum.  During 2008, we may expand our online and offline product advertising, and directory marketing if we determine that these functions will provide benefits to us. Products included on the makeup.com website are acquired directly from the product vendors.  Products sold on the discount.makeup.com website are acquired from various suppliers.

Boutique products

We began offering boutique beauty products in 2006.  Boutique products are exclusive high-end items that are generally not available in local department stores.  We have established strong relationships with several boutique brand manufacturers and distributors, which has enabled us to offer a large selection of boutique products including bath and body products, hair care products, make-up and perfume for both women and men.  We carry boutique products from over 70 boutique suppliers.  Some of our more popular boutique brands include Suki, Borghese, Becca, Alison Raffaele, GoSmile, Juice Beauty, Lola Cosmetics, Paula Dorf, The Art of Shaving,  and Too Faced Cosmetics.

Niche market products

Since June 2005 we have offered hard-to-find colors or beauty products for both women and men, as well as products produced by various manufacturers from the prior season, at competitive prices.  During 2007, we expanded our product offerings to include organic beauty products, and mother and baby products, including the following product brands: Philip B, Juara, Vedapure, and Mama Mio.

Value added services

Our revenues have increased during the past two fiscal years partially due to the development of value-added services and customer loyalty programs.  As part of our continuing efforts to improve our websites, on August 13, 2007 we signed a one year agreement with LifeTips, Inc.  Under the terms of the contract LifeTips agreed to design and deliver a fully functional tips and advice center for our websites as well as on the LifeTips website under the sub-domain www.make-up.lifetips.com.  In addition to our agreement with LifeTips, during 2007 we added a customer product review section, a sampling program to provide customers with the opportunity to experience new brands by including limited edition gifts with customer purchases, beauty advice to customers through “Live Chat”, a newsletter and an online community forum.  We believe that all of these services make for a better on-line shopping experience.

Other value-added services that we plan to add to the website include, expanded product and brand information, customer account profiles to view order history, shipping and purchase information, loyalty discounts, exclusive offers to members, an expanded FAQ site, gift certificates, a customer wishlist, and additional payment options.

Advertising

Our current advertising campaigns consist primarily of online advertising including affiliate marketing programs, e-mail campaigns and cross-promotional offers with online websites in the beauty and fashion industry. We also advertise our products through gift with purchase offers, free product sampling and seasonal gift bag offers designed to induce new customer orders, increase average order sizes and turn inventory more quickly.

In the future, we plan to generate advertising revenues through the implementation of sponsor content, such as banner advertising. We anticipate that our advertisers will include makeup suppliers and companies carrying makeup related products.  If we are able to do so, we will begin implementation during the 2008 fiscal year.

Distribution of Products and Services

Our products and services are described in detail on our website.  The products are offered through a simple “point and click” interface within a transaction secure website accepting the usual modes of secure credit card payments, PayPal, and Google Checkout.  Products can also be ordered using our toll-free telephone number, which is staffed Monday through Friday from 8:30 a.m. to 5:00 p.m. Pacific Standard time.  We generally ship orders within two to four business days and orders generally arrive at their destinations within six to 10 business days.  We offer free standard shipping on orders over $60 and next day or two day shipping for an extra cost.  We also offer a “no hassle” return policy for up to 30 days for a refund, and up to 60 days for an in store credit.

Market

Our products and services are targeted to consumers, both male and female, who purchase beauty and personal care products.  Our current advertising and e-mail marketing campaigns, which are coordinated and based on our customer lists and by marketing arrangements, have been primarily aimed at the United States market.  At the present time only customers with a valid United States address are able to place an order on out web site. In the future we expect to expand our sales and marketing to other countries.

Principal Suppliers

We are not dependent on any single supplier for the products that we sell.  The products are supplied by a variety of manufactures and suppliers primarily located in the United States.  We continue to perform market research to gain a better understanding of trends.  This research enables us to determine the optimum quantity and best mix of products to inventory.

Technology and Intellectual Property

On November 30, 2007 we filed an application with the U.S. Patent and Trademark Office for registration of the service mark “makeup.com” on the principal register.  Our application is still pending.  Our url, www.makeup.com registration is in good standing until February 13, 2012.

We rely on common law copyright protection to protect the design of our website and the various pages on it.

Other than the foregoing, we are not party to any license or franchise agreements, concessions, royalty agreements or labor contracts arising from any patents or trademarks.

Competition

We compete with several online businesses that sell beauty and personal care products.  Many of these competitors have greater brand recognition, longer operating histories, larger customer bases and significantly greater financial, marketing and other resources than we have.  Many of our competitors sell more than makeup and beauty products, offering a wide array of other products and services.

Our principal competitors are www.beauty.com, a division of www.drugstore.com, www.sephora.com, www.strawberrynet.com, and www.cosmeticmall.com.  We also compete with smaller “niche” operators such as:

●	www.buymebeauty.com
●	www.saveonmakeup.co.uk
●	www.neobeauty.com
●	www.cosmetictimes.com
● www.fragrancenet.com
●	www.fragrancex.com
●	www.gloss.com
●	www.cosmeticamerica.com
●	www.home101store.com
●	www.planetbeauty.com
●	www.luxbeauty.com
●	www.b-glowing.com
●	www.makeupheaven.com
●	www.glossbeautybar.com
●	www.origins.com

While we believe that our url (www.makeup.com) may give us a slight advantage over some competitors (for example, if the word “makeup” is typed into the Google search box, our website is the first listed in the search results), we do not represent a significant competitive presence in the marketplace.  We cannot assure you that we will be able to compete successfully against our competitors or successfully address competitive pressures.

Government Controls and Regulations

Currently, management believes Makeup.com and its subsidiaries are in compliance with all business and operations licenses that are typically applicable to most commercial ventures.  However, there can be no assurance that existing or new laws or regulations that may be adopted in various jurisdictions in the future will not impose additional fees and taxes on Makeup.com and its business operations.  Management is not aware of any such revisions to existing laws and regulations nor new laws or regulations that could have a negative impact on Makeup.com’s business and add additional costs to Makeup.com’s business operations.

The growth and development of the market for internet commerce may prompt calls for more stringent consumer protection laws, such as laws against identity theft, which may impose additional burdens on companies conducting business over the internet, laws against unsolicited advertising and laws allowing telecommunications companies to impose access fees on internet service providers.  While none of the current laws governing internet commerce has imposed significant burdens on us to date, in the future our business, results of operations and financial condition could be materially and adversely affected by the adoption or modification of laws or regulations relating to the internet, or the application of existing laws to the internet.

Number of Total Employees and Number of Full Time Employees

Other than our management, we do not have any employees. All accounting, legal, customer service, marketing, web design, IT and administrative functions are contracted out.

Risk Factors

You should consider each of the following risk factors and the other information in this annual report, including our consolidated financial statements and related footnotes, in evaluating our business.  The risks and uncertainties described below are not the only ones that impact on our business.  Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also impair our business and operations.  The occurrence of any of the following risks could cause a material adverse affect on our business and financial results and on the price of our common stock.

Risks associated with our business:

We have been in business only since February 2004.  Our limited operating history makes evaluation of our business difficult.

We have been in business only since in February 2004 and have limited historical financial data upon which to plan operating expenses or to accurately forecast our future operating results.  We have a limited operating history which makes it difficult to evaluate our performance.  You must consider our prospects in light of the risks, expenses and difficulties we face as an early stage company with a limited operating history.  These risks include uncertainty as to whether we will be able to:

•	increase revenues from sales of our products;

•	respond effectively to competitive pressures;

•	protect our intellectual property rights, particularly our url;

•	continue to develop and upgrade our technology, to make shopping on our website easier; and

•	continue to experience return customers.

We incurred net losses for our past three fiscal years.  We may never be profitable.

We incurred net losses of $1,470,145, $1,084,298 and $724,516 for the fiscal years ended December 31, 2007, 2006 and 2005, respectively.  As we continue to try to expand our business, we are likely to continue to incur losses.  We cannot predict when, or if, we will be profitable in the future.  Even if we achieve profitability in the future, we may not be able to sustain it.

We may be unable to continue as a going concern in which case our securities will have no value.

Our independent auditor has noted in its report concerning our financial statements as of December 31, 2007 that we have incurred losses and have an accumulated deficit, which raises substantial doubt about our ability to continue as a going concern.  In the event we are not able to continue operations our securities will become worthless. See the auditors’ report on our consolidated financial statements at page F-2 this report.

We try to include a mix of products on our website that will be attractive to consumers.  If we fail to manage our inventory effectively, our results of operations could be adversely affected.

Our customers have many websites or stores to choose from when they want to purchase makeup and personal care items.  If we cannot deliver products quickly and reliably, customers will purchase from a competitor.  We must stock enough inventory to fill orders promptly, which increases our financing requirements and the risk of inventory obsolescence. Changing fashion or personal tastes may force us to rapidly introduce new products.  This, too, could leave us with obsolete inventory.  If we do not manage our inventory successfully, it could have a material adverse effect on our results of operations.

We must raise additional financing in order to continue our operations.  However, our history of losses may make it impossible to raise additional money.  If we cannot raise money as we need it we may be required to significantly curtail, or even to cease, our operations.

Because we do not yet generate enough revenue from sales of our products to support our operations, we must raise capital from sales of our securities or we must borrow funds.  We expect to incur operating losses in the future as we try to expand our business by increasing the number of product lines that we offer and expanding our market beyond the borders of the United States.  Our history of losses and accumulated deficit of $3,757,180 through December 31, 2007 may make it more difficult to raise equity or debt financing.  If we are unable to raise the money as we need it, we may be required to significantly curtail, or even to cease, our operations.

We rely heavily on the services provided to us by Savvy Office Solutions.  If we were to lose the services of Savvy Office Solutions, it could have a material adverse effect on our business and results of operations.

We rely on Savvy Office Solutions to source products, negotiate prices and determine product suitability (all of which are subject to the approval of management), respond to customer inquiries and coordinate shipping.  Our agreement with Savvy Office Solutions has a term of one year.  If we were to lose the services of Savvy Office Solutions, we believe that we would not be able to quickly replace these services at competitive prices.  These services are not easily obtainable because there are not a number of providers.  In the event that these services were lost, it could have a material adverse effect on our business and results of operations.

As of March 26, 2008 we had approximately $96,000 in cash.  We believe that we can continue to operate through April 30, 2008 with this cash and the revenues we generate from the sale of our products.  In order to meet our financial obligations for a period of 12 months, including any expansion of our operations, we will need an additional $1.5 million.  If we are not able to raise additional funds by April 30, 2008, our business could be adversely affected.

We have no committed sources of additional capital.  We have been funding our operations and capital expenditures from limited cash flow from operations and loans, advances and investments from private investors.  As of March 26, 2008 we had approximately $96,000 in cash.  We believe that this cash combined with the revenues we generate from our products will fund our operations through April 30, 2008.  However, we will need additional funds to continue our operations beyond that date, pursue business opportunities (such as expansion of our product line), react to unforeseen difficulties or respond to competitive pressures.  We estimate that we will need approximately $1.5 million in addition to the cash flow from our operations and the cash we currently have on hand to continue our business for the next 12 months.  We cannot assure you that any financing arrangements will be available in amounts or on terms acceptable to us, if at all.  If additional financing is not available or is not available on acceptable terms, we may be unable to continue our operations.  If we choose to raise additional funds through the issuance of equity securities, our existing equity security holders may experience significant dilution of their ownership interests, and holders of the additional equity securities may have rights senior to those of the holders of our common stock.  If we obtain additional financing by issuing debt securities, the terms of these securities could restrict or prevent us from paying dividends and could limit our flexibility in making business decisions.

We have never paid cash dividends and we do not expect to pay dividends in the foreseeable future.

We have never paid cash dividends on our shares of common stock and we have no plans to do so in the foreseeable future.  We intend to retain earnings, if any, to develop and expand our business operations.

We may be subject to legal proceedings involving our intellectual property.  Proceedings of this nature could be costly to defend and could adversely affect our business.

We may be subject to claims of alleged infringement of the trademarks or other intellectual property rights of third parties.  These types of claims could increase our costs of doing business because we would incur legal expenses in defending them, we could be subject to adverse judgments or settlements or we may be required to change our business practices.  Alternatively, we may be required to enforce our trademark or common law copyrights.  Any litigation, regardless of outcome or merit, could result in substantial costs and would divert management’s attention from our business, which would materially harm our business.

Our success depends, in part, on the quality and safety of the products we sell to our customers.  If these products are defective or unsafe, our reputation, business and results of operations could be adversely affected.

Our success depends, in part, on the quality and safety of the products that we sell.  If the products are defective or unsafe, or if they otherwise fail to meet our customers’ standards, our reputation, business and results of operations could be adversely affected.  We do not carry product liability insurance to protect against these risks.

A disruption or interruption in the supply chain may adversely affect our business.

We sell products on our website that are supplied by various third party and boutique suppliers.  A significant disruption or interruption in the supply chain, for example, as a result of a natural disaster, could have a material adverse effect on our business.  In that case, the products may be late in being shipped or, if they cannot be shipped, we may not be able to find other suppliers of the products or we may find other suppliers of the products who will charge us a premium for providing the products.

During the fiscal year ended December 31, 2007 we earned $506,187 in revenue but we still are not profitable.  We may not be able to achieve profitability and this may cause our stock value to decline.

While we earned revenues of $506,187 during the fiscal year ended December 31, 2007, an increase of $261,378 over the revenues we earned during the fiscal year ended December 31, 2006, we have not yet achieved profitability.  If our revenues fail to exceed our costs, we will continue to experience negative cash flow and net losses.  If our customer base does not grow, it will be difficult for us to increase our revenues.  Failure to reduce losses or to increase revenues could result in the decline of the value of our common stock.

We may experience losses due to foreign exchange translations as a result of the volatility of the value of the US dollar.

We hold a significant portion of our cash reserves in US dollars and a portion of our expenses are due in Canadian dollars.  Due to foreign exchange rate fluctuations, the value of the Canadian dollar expenses can result in both translation gains and losses in US dollars.  If there was to be a significant decline in the US dollar versus the Canadian dollar, our Canadian dollar expenses would increase.  We have not entered into derivative instruments to offset the impact of foreign exchange fluctuations.  Such foreign exchange fluctuations could result in losses, which would have an adverse effect on our results of operations.

We may not be able to successfully compete with other on-line retailers of beauty and personal care products.

There are several established e-commerce companies that provide products and services similar to ours.  We expect competition in this market to increase significantly as new companies enter the market and current competitors expand their online products and services.  We do not represent a significant presence in our industry.  Please see the discussion titled “Competition” in Item 1 of this report.

Our business has been developed assuming that laws and regulations that apply to internet communications and e-commerce will remain minimal.  Changes in government regulation and industry standards may adversely affect our business and operating results.

We have developed our business assuming that the current state of the laws and regulations that apply to internet communications, e-commerce and advertising will remain minimal.  At this time, complying with these laws and regulations is not burdensome.  However, as time exposes various problems created by internet communications and e-commerce, laws and regulations may become more prevalent.  These regulations may address issues such as user privacy, pricing, intellectual property ownership and infringement, taxation, and quality of products and services.  This legislation could hinder growth in the use of the internet generally and decrease the acceptance of the internet as a communications, commercial and advertising medium.  Changes in current regulations or the addition of new regulations could affect the costs of communicating on the internet and adversely affect the demand for our products or otherwise harm our business, results of operations and financial condition.

A breach of the security of online transactions will have a negative impact on our business.

The secure transmission of confidential information over public telecommunications facilities is a significant barrier to electronic commerce and communications on the internet.  Many factors may cause security systems to be breached.  We take steps to ensure the safety of our customers’ personal information that is housed in, and that moves through, our systems, including the use of encryption technology.  If we were to experience a breach in our security system, our business and results of operations could be materially and adversely affected.  There can be no assurance that our security measures will prevent security breaches.

Our common stock is considered a “penny stock”.  The application of the “penny stock” rules to our common stock could limit the trading and liquidity of the common stock, adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

Our common stock is a “low-priced” security or “penny stock” under rules promulgated under the Securities Exchange Act of 1934.  In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information.  Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives.  Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer.  The effect of these restrictions probably decreases the willingness of broker-dealers to make a market in our common stock, decreases liquidity of our common stock and increases transaction costs for sales and purchases of our common stock as compared to other securities.

Item 2.  Description of Property.

Our corporate offices are located at 3416 Via Lido, Suite. F, Newport Beach, California, 92663-3976.  We share this office space with other businesses and commenced paying a monthly rental of $500 on March 1, 2008.  We do not have a rental contract and our rental payments are made on a month to month basis.

Our warehouse facilities were located in a 5,732 square foot facility in Burnaby, British Columbia, Canada.  The lease for this facility originally expired on December 31, 2009.  We moved into this facility on January 1, 2005 and operated at this location until March, 2007.  On March 7, 2007, we moved our warehouse, and fulfillment facilities to a warehouse in Sumner, Washington, in order to reduce cross border costs and add greater flexibility to warehouse storage size.  We negotiated an early termination of the leased facility in British Columbia during 2007.

Item 3.  Legal Proceedings.

We are not a party to any pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock was initially quoted on the OTC Bulletin Board from May 6, 2005 until November 22, 2006 under the symbol “TORA”, and is now quoted on the OTC Bulletin Board under the symbol “MAKU”.  The trading symbol change was effective November 22, 2006.  The table below gives the high and low bid information for each fiscal quarter for the last two fiscal years.  The bid information was obtained from the Pink Sheets LLC and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2007
First Quarter	$0.78	$0.32
Second Quarter	$0.72	$0.12
Third Quarter	$0.22	$0.09
Fourth Quarter	$0.31	$0.02

Fiscal Year Ended December 31, 2006
First Quarter	$1.10	$1.01
Second Quarter	$1.10	$1.01
Third Quarter	$1.09	$0.30
Fourth Quarter	$0.96	$0.29

Holders of Record

As of March 26, 2008, there were approximately 13 record holders of our common stock.  This does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Dividends

We have never declared any cash dividends on our common stock and we do not anticipate declaring a cash dividend in the foreseeable future.

On January 31, 2006, our board of directors declared a stock dividend of 6.5 shares for every one share of common stock issued.  The stock dividend was distributed on February 16, 2006.

Recent Sales of Unregistered Securities

Not applicable.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in this Form 10-KSB.  The inclusion of supplementary analytical and related information herein may require us to make appropriate estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.

We were incorporated on July 14, 2003 in the state of Nevada as Tora Technologies Inc. and are based in Newport Beach, California.  We are in the business of selling beauty products on our websites, www.makeup.com and www.discount.makeup.com, to customers residing in the United States.  Our plans include expanding our market to other countries such as Canada, Germany and the United Kingdom over the next few years.  Our ultimate goal is to sell cosmetics worldwide.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The reported financial results and disclosures were determined using the significant accounting policies, practices and estimates described below.  These policies, practices and estimates require the Company to make its most difficult and subjective judgments. Actual results may differ significantly from these estimates.

Inventories

Inventories are stated at the lower of cost or market under the first-in, first-out method. During the years ended December 31, 2007 and 2006, we wrote-off $34,203 and $28,863 respectively, in obsolete inventory.  Our December 31, 2007 inventory includes a $10,000 reserve for slow moving or obsolete inventory.

We have arrangements with certain drop shippers whereby we do not purchase or pay for merchandise until the merchandise is ultimately sold and shipped to our customer.

Financial Instruments

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable.

At December 31, 2007 and 2006, we had approximately $42,000 and $63,000, respectively in cash that was not insured.  This cash is on deposit with a large chartered Canadian bank.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Receivables arising from sales to customers are generally not significant individually and are not collateralized.  We continually monitor the financial condition of our customers to reduce the risk of loss.  None of our end-user customers account for more than 10% of net revenues.  Substantially all of our customers remit payment for their purchases through credit cards.  At December 31, 2007 and 2006, we had $1,898 and $3,903, respectively in trade accounts receivable from major credit card companies.

Advertising

Advertising costs consist primarily of online advertising including affiliate marketing program, e-mail campaigns and other initiatives.  We pay commissions to participants in our affiliate marketing program when their customer referrals result in product sales.

Advertising expenses also consist of public relations expenditures to third parties and to a lesser extent, traditional advertising such as advertisements in magazines.

Advertising and other promotional costs are expensed as incurred to selling, general and administrative expenses and amounted to approximately $220,000 and $200,000 for the years ended December 31, 2007 and 2006, respectively.

We include some inventory items in our free gift bags.  The cost of these items is charged to advertising and promotion expense at the time the gift bags are committed as promotional items.  During the years ended December 31, 2007 and 2006 $17,973 and $0 respectively, in free gift bags were expensed to advertising and promotion.

Intangible Asset

In accordance with the Statement of Financial Accounting Standards (SFAS) SFAS No. 142, Goodwill and Other Intangible Assets, we classify our intangible assets as intangible assets with an indefinite life not subject to amortization. We test this intangible asset for impairment at least annually or more frequently if events or circumstances indicate that such intangible asset might be impaired. Our intangible assets are the domain names www.makeup.com and www.discount.makeup.com.  We determined the fair value of these assets by obtaining third party appraisals on an annual basis.  At December 31, 2007, we believe these intangible assets were recorded at fair value and no impairment currently exists.

Revenue Recognition

We recognize revenue when goods are shipped to the customer and upon transfer of title and risk of loss of the related products to the customer.  Revenue is recorded net of allowances for customer sales incentives and rebates.  The allowances are accrued concurrently with the recognition of revenue and are determined based primarily upon customer arrangements and historical data.  We account for these incentives in accordance with Emerging Issues Task Force (EITF) No. 01-09 (EITF 01-09), Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, which affirms that the payment of consideration by a vendor to a customer should not be recognized as an asset of the vendor and further affirms that they should be accounted for as a reduction of revenues.

We account for customer incentives for free products and services in accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which affirms that items to be delivered at a future date should be deferred and recorded as a current liability.

Product returns are estimated in accordance with SFAS No. 48 (SFAS 48), Revenue Recognition when Right of Return Exists.  We also ensure that the following other criteria in SFAS 48 have been met prior to recognition of revenue:

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

 We have inventory risk, therefore we do not act as an agent and recognize revenues on a gross basis, in accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

We also offer coupons for replacement orders and discount programs.  Discounts and coupons for “free products” are only redeemable on purchases made or on products offered on our websites. Discounts are included as a reduction in sales whereas coupons for free products are recorded in cost of sales.

During the year ended December 31, 2007 product returns, were higher than anticipated due to an increase in sales, primarily due to our “up to 50% off” promotional program in July and due to product shipment delays caused by the relocation of our warehouse from Canada to the United States in March 2007.  To compensate customers for the shipping delays we issued 285, $20 coupons; 55 of these coupons were redeemed prior to their expiry on July 4th, 2007. At December 31, 2007 and 2006 we allowed for $250 and $297, respectively, in product returns.

Amounts billed to a customer in a sale transaction related to shipping are classified as revenue.

Cost of Sales

Cost of sales includes freight-in, the actual cost of merchandise sold, cost of shipping billed to customers, inventory shrinkage, obsolete inventory write-offs, and warehouse inventory receiving costs.

Shipping costs in excess of those billed to customers and handling costs are included in our selling, general and administrative costs.  During the years ended December 31, 2007 and 2006 we had excess shipping costs of $50,978 and $36,627.  We did not have handling costs until we moved our warehouse in March 2007.  Our handling costs from the date of our warehouse move, March 2007 to December 31, 2007 were $43,450.

Comprehensive Loss

Comprehensive loss reflects changes in equity that result from transactions and economic events from non-owner sources.  We had $26,714 and $10,017 in accumulated other comprehensive losses for the years ended December 31, 2007 and 2006, respectively, primarily due to Canadian/US foreign currency translation adjustments.

Discontinued Operations

SFAS No. 146 (SFAS 146) Accounting for Costs Associated with Exit or Disposal Activities requires that costs associated with exit or disposal activities be recognized when the costs are incurred, rather than at the date of commitment of an exit or disposal plan. Under SFAS 146, a liability related to an exit or disposal activity is not recognized, or measured initially at fair value, until such liability has actually been incurred.

During March 2007, we moved our inventory to an independent fulfillment warehouse in the United States.  As a result of the move Online ceased to be in the business of warehousing our inventory.  Online’s net operating losses for the years ended December 31, 2007 and 2006 of $126,964 and $311,105, respectively, were recorded in loss from discontinued operations.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (Interpretation No. 48 or FIN 48), Accounting for Uncertainty in Income Taxes. Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective beginning January 1, 2007.

We adopted the provisions of FIN 48 on January 1, 2007. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS 109. Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The adoption of FIN 48 had an immaterial impact on our consolidated financial position and did not result in unrecognized tax benefits being recorded. Accordingly, no corresponding interest and penalties have been accrued. We file income tax returns in the U.S. federal and applicable state jurisdictions and in Canada. There are currently no federal, state or foreign income tax examinations underway for these jurisdictions. We do have prior year net operating losses which remain open for examination.

In February 2006, the FASB issued SFAS No. 155 (SFAS 155), Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.  This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.  This Statement was effective for all financial instruments acquired or issued on or after January 1, 2007.  Adoption of SFAS 155 did not have a material impact on our consolidated financial statements.

In March 2006, the FASB issued SFAS No. 156 (SFAS 156), Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.  SFAS 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, with respect to accounting for separately recognized servicing assets and servicing liabilities.  SFAS 156 was effective for us on January 1, 2007.  We do not have any servicing assets or servicing liabilities and, accordingly, the adoption of SFAS 156 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measures (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of SFAS No. 157 will be effective for us on January 1, 2008.  We do not expect our adoption of SFAS 157 to have a material impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).   This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. We will be required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008, or fiscal 2009 for us.  Adoption of SFAS 158 is not expected to have a material impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.   SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 will be effective for us on January 1, 2008. Adoption of SFAS 159 is not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations, and which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS 141 (R) will be effective for us on January 1, 2009.  We do not expect adoption of SFAS 141(R) to have a significant impact on our consolidated financial statements.

In December 2007, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 will be effective for us on January 1, 2009.  We do not expect adoption of EITF 17-1 to have a significant impact on our consolidated financial statements.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  SFAS 160 will be effective for us on January 1, 2009.  We do not expect adoption of SFAS 160 to have a significant impact on our consolidated financial statements.

In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date.  EITF 07-03 will be effective for us on January 1, 2008.  The pronouncement is not expected to have a material effect on our consolidated financial statements.

OVERVIEW

During the year ended December 31, 2007, we launched many new and different marketing and website initiatives with the ultimate goal of increasing sales.  These initiatives included:

(a)	Providing free gifts and samples with every order,
(b)	Implementing a makeup.com online forum,
(c)	Moving our warehouse from Canada to Sumner, Washington, to improve the capacity and speed of order fulfillment and implement cost saving shipping methods,
(d)	Implementing Pay Pal and Google checkout payment processing system,
(e)	Expanding our website layout and design to allow for new marketing techniques, improved navigation, and additional product offerings,
(f)	Entering into an agreement with a content provider, whereby the content provider will direct additional traffic to our websites as well as provide communication to customers about beauty products,
(g)	Implementing a new discount website called discount.makeup.com and
(h)	Expanding the number of brands we offer; we now offer in excess of 70 brands.

On August 22, 2007, we signed a contract with Hilltop New Media, Inc. (a wholly owned subsidiary of Sony Pictures Entertainment Inc.) in order to increase traffic to our websites and to provide us with increased brand recognition and exposure. Under the terms of the contract a sweepstakes ran on our websites from August 31, 2007 to October 5, 2007 offering gift certificates totaling $875. This promotion was advertised on various Sony Pictures Entertainment Inc. websites.

As part of our continuing efforts to improve our websites, on August 13, 2007, we signed a one year agreement with LifeTips, Inc. Under the terms of the contract LifeTips agreed to design and deliver a fully functional tips and advice center for our websites as well as on the LifeTips website under the sub-domain www.make-up.lifetips.com.  The agreement was for one year, commencing September 1, 2007 and required a payments of $65,795 to be made over a six month period.  On October 1, 2007, this agreement was amended to include computer consulting work in the areas of search engine optimization, content and link strategy to improve visibility, brand recognition, conversion rates and sales.  As a result of these changes we agreed to pay $124,895 to LifeTips over a nine month period.  At December 31, 2007 we had paid or had payable $68,397 on this contract. The agreement is cancellable at our option.

On August 31, 2007, we entered into a contract for services with Savvy Office Solutions, whereby we agreed to pay up to $116,380 (CDN$115,000) for one year of buyer, customer care management and administrative services.  This contract can be cancelled by either party upon thirty days written notice.

As a result of these efforts, net sales increased to $506,187 at December 31, 2007 an increase of $261,378 or 107% compared to $244,809 at December 31, 2006.

OUR OBJECTIVES AND AREAS OF FOCUS

During 2008 our focus will be to increase sales as follows:

(a)	Brand expansion – We plan to continue expanding our line of boutique products, top of the line products and the most sought after brands.
(b)	Organic products – We plan to continue adding organic products and brands because these products continue to be popular with our shoppers.

(c)	Samples – We plan to continue to include samples in each order to provide customers with an opportunity to experience new brands.
(d)	Gift with purchase – We plan to continue to offer limited edition promotional gifts with customer purchases.
(e)	One-stop beauty shopping destination –We continually monitor consumer demand and changing tastes in our quest to meet our customer’s beauty regimen expectations,.
(f)
Beauty related information – Through our contract with LifeTips, we plan to continue adding both beauty tips and beauty article content on our website under our Beauty Tips section. This information is targeted as both a value added proposition, as well as a marketing strategy.

(g)
Click adds - We plan on testing and implementing a Google AdSense program within the Beauty Tips section of the website. The Google AdSense program allows text and banner advertising to be integrated into content on a given page. We will receive revenue when an ad is clicked.

In order to expand and retain our current customer base we will continue to implement and expand marketing, branding and customer loyalty programs, such as:

(a)	Offering gift certificates,
(b)	Introducing customer incentive/loyalty programs to reward our customers for new referrals as well as current purchases,
(c)	Creating a customer ‘wish list’ (“gift registry”),
(d)	Introducing value added contents over and above our current beauty tips section, and
(e)	Offering more shipping options.

Over the next year our primary focus will be to increase sales. Our sales will be directly related to increased traffic to our websites and the ability to convert this traffic to sales.  In the months of December 2007 and 2006, our paid conversion rate increased to 2.77% from 0.87% respectively and our all traffic conversion rate increased to 1.08% from 0.86% respectively. Our promotional plans and programs which include free and discounted shipping charges for large orders, product discounts of up to 50%, free gifts with purchases, a no hassle return policy, and customer coupons and credits, are designed to increase sales.  Additionally, we continue to perform market research to gain a better understanding of trends.  This research will enable us to determine the optimum quantity and best mix of products to inventory.  Once we have determined our optimum product mix we expect to increase inventory turnover and reduce write-offs due to slow moving, obsolete or damaged inventory.

In order to offer a wider range of products and easier website navigation, we launched a separate website for our classic brand products. Our boutique brands will remain on the current makeup.com website, whereas our classic brands are now offered on our new website, discount.makeup.com.  This change will improve customer website navigation, brand recognition, our relationship with vendors, and allow for additional flexibility with shipping and promotional offers.

In March 2007, in an effort to reduce operating costs, administrative workload, personnel, and cross border shipping charges, we closed our warehouse operations in British Columbia and contracted with a fulfillment company to warehouse our inventory in Sumner, Washington. This allowed us to close Online, eliminating administrative overlap, providing better customer service, quicker processing times and shipping of orders at a lower cost.  Most importantly, we are now able to inventory a larger and broader range of products which is enabling us to be less reliant upon drop shippers.  The relocation of our warehouse allows us to use alternative shipping options and over the next year we expect our shipping costs to decline.

In conjunction with our warehouse move, we experienced logistical and technical problems primarily due to shipping delays which had a negative impact on our sales, cost of sales and operating costs.  During the third quarter we were able to resolve the majority of these problems.

As a result of moving our warehouse and not relying on Online to fulfill our warehousing requirements, Onlines’ net operating losses for the years ended December 31, 2007 and 2006 were reclassified to loss from discontinued operations in our consolidated statements of operations.

CHALLENGES AND RISKS

From the date of inception, February 12, 2004 until June 2005, we were developing our makeup.com website, sourcing beauty products and establishing our warehouse and corporate operations.  During the first quarter of 2005, we began selling beauty products on our website.  We have accumulated a deficit of approximately $3.8 million from inception to December 31, 2007.  Our expenses exceed our revenues, and we anticipate that this will continue during the next 12 months.  Therefore, we will require additional capital to support our operations while we attempt to increase our sales, increase our product lines and expand our sales outside the United States.  We have no committed sources of capital.  We plan to continue to fund our expansion and operations for at least the next twelve months primarily through debt or equity financings, although we cannot guarantee you that we will be successful in raising funds.  We expect to reduce our reliance on these sources of financing if our sales revenues increase.  We plan to mitigate our operating losses through increasing traffic to our websites, increasing sales, controlling our operating costs and expanding our market outside of the United States.  However, failure to generate sufficient revenues or raise working capital will adversely affect our ability to achieve these objectives.  Our financial statements do not include any adjustments that might result from the outcome of these uncertainties or be necessary if we are unable to continue as a going concern.

OPERATIONS REVIEW

For the year ended December 31, 2007, we had a net loss of $1,470,145.  As of December 31, 2007, our current assets consisted of a cash balance of $42,443, accounts receivable of $2,503, inventory of $340,896, and prepaid expenses and deposits of $22,291.  When these current assets are offset against our current obligations of $303,572 in accounts payable, $29,710 in accrued liabilities, $79,120 in accrued professional fees, $6,901 in advances payable, a note payable on demand in the amount of $359,573 including accrued interest of $26,240, convertible notes payable on demand in the amount of $3,805,208 including accrued interest of $175,643, $9,850 due to related parties and $2,652 in deferred rent, we are left with a working capital deficit of $4,188,453.

While our cash position as of the date of this report is inadequate to satisfy our working capital needs, over the next twelve months we anticipate that our expenditures will stabilize because we have completed our warehouse move, decreased our shipping costs, cleared out the majority of our slow moving inventory and increased our free shipping charge threshold from $40 to $60.  We incurred additional costs during the fourth quarter of 2007 as we worked out our remaining logistics problems with our new warehouse; enhanced our website content and search engine optimization; implemented marketing initiatives; developed promotional programs; and expanded our computer and website capabilities so that we can handle our increasing sales volume.

Moving the warehouse has eliminated the overhead expenses of running a warehouse, alleviated our cross border shipping problems, and provides us with a wider range of shipping options.  Now that we have completed the move our plans include increasing our boutique inventory and product lines in an effort to increase our in-stock inventory availability, which in turn will reduce our reliance on drop shippers.  We are also developing programs and promotions to keep our inventory turning more quickly and to keep our slow moving product from becoming obsolete.

Over the next twelve months we expect sales to increase in light of our current and proposed marketing initiatives.  Our marketing plans focus on increasing traffic to our websites and on programs designed to encourage customers to return to our websites.  Our marketing plans include improving all aspects of customer service, including more delivery options, improved product selection and availability, expanded product and beauty tips information, improved ease in web site navigation, gift bags with purchases and customer loyalty programs. In order to offer a wider range of products and easier website navigation, during 2007 we launched a separate website, www.discount.makeup.com, for the sale of our classic brands. Moving the classic brands from the makeup.com website has enabled us to acquire a wider range of products directly from manufacturers as well as to maximize discounts from suppliers. We plan on continuing to increase our boutique product lines because these products have a higher gross margin and are not as readily available to consumers as the classic brands.

Over the next twelve months we expect our gross margin to increase because we will not have the logistical and technical problems that arose during our warehouse move nor do we anticipate having to deal with any significant slow moving or obsolete inventory issues.  Although we had a challenging year, our gross profit as a percentage of sales increased by 2% from 20% for the year ended December 31, 2006 to 22% for the year ended December 31, 2007.  However we anticipate that over the next twelve months our gross margin will be below our targeted objective because we are still focusing on growing our business and determining our optimum product mix.  Due to better monitoring, changes in product mix and changes in our purchasing policies we expect to have a minimal amount of slow moving or obsolete inventory in the future.

Over the next twelve months we expect our operating expenses to increase, primarily in the advertising and promotion, consulting, professional and warehousing areas due to sourcing out new product lines, implementing new marketing programs, making improvements to our websites, complying with regulatory requirements and, due to increasing sales and inventoried products, increases in warehouse rent and fees.

We will continue to invest in several areas of technology and website content, including web services expansion, enhanced editorial beauty content, search engine optimization, merchandising selection, and technology infrastructure to enhance the customer experience and improve our website navigation process.  We believe that by enhancing our customer’s experience and providing more up to date information we will generate increased traffic and customer loyalty. Our challenge is to continue to build and improve innovative and efficient websites that will enable us to continue to gain market share in the competitive online beauty industry.

Over the next twelve months, our marketing plans include online and offline advertising campaigns.

Offline marketing plans include paid and co-op magazine advertising, television advertising, and sweepstakes. On January 16, 2007 we signed a contract with PTG Studios for Television advertising with the Great Taste television show which provides national coverage on E1 Entertainment and Style Channels.  We anticipate this television advertisement will run later this year.

Online marketing plans include pay-per-click and cost-per-acquisition adverting with Google, Yahoo/Overture, Yahoo Paid Inclusion, MSN, and MSN Shopping. Interactive marketing campaigns are planned for social networking sites such as Facebook. We plan on continuing our affiliate programs with companies such as Commission Junction. We also plan to explore cross-promotional advertising opportunities with online websites in the beauty and fashion industry.

While we focus on the continual growth and development of our customer base and expansion of our product offerings, we expect our web based cosmetic revenues will be insufficient to satisfy our operational and working capital requirements.  In order to meet our working capital requirements over the next year, we plan to continue to raise funds through private loans and private placements of our debt or equity securities, and to seek additional partnerships with larger, well-known suppliers.

The issuance of any additional shares will result in dilution to our existing shareholders.

We are not involved in conducting any research and development activities.

Related-Party Transactions

At December 31, 2007, we were indebted to a director in the amount of $9,850 for expenses he incurred on our behalf.  We do not have any loans or advances payable to any of our directors or officers and we do not have any commitments in place to pay administrative or directors’ fees to any related parties. To date our directors and officers have performed their services without compensation and to date we have not determined how our officers will be compensated.

Trends, Events or Uncertainties that may Impact Results of Operations or Liquidity

We sell products that are purchased with discretionary income.  Due to the downturn in the U.S. economy, consumers may have less discretionary income to spend on non-essential items.  The economic downturn may also make it harder for us to raise capital if we need it.  Therefore, in the future, the economic downturn may have a material adverse effect on our ability to raise operating capital as well as our revenues and results of operations.  Other than as discussed in this annual report, we know of no other trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

COMPARISON OF THE YEARS ENDED DECEMBER 31, 2007 AND 2006

Overall Results of Operations

During the year ended December 31, 2007, we incurred a net loss of $1,470,145 which is an increase of $385,847 from our net loss of $1,084,298 for the year ended December 31, 2006.

The increased loss was primarily due to increases in shipping costs associated with an increase in sales and free shipping promotional offers; an increase in sales incentives which were used to increase traffic to our websites and reward loyal customers; major markdowns to move slow moving inventory; a write-off of obsolete inventory; an increase in depreciation due to acquiring additional computer hardware and software;  product sourcing costs; increased promotional programs and activities aimed at increasing traffic to our websites; an increase in administrative fees attributable to regulatory compliance and accounting services; and an increase in interest expense due to conversion of $2,843,138 in advances payable into convertible notes payable and issuing an additional $786,432 in convertible notes payable.

Revenues

Our sales increased by $261,378 or 107% from $244,809 for the year ended December 31, 2006 to $506,187 for the year ended December 31, 2007.

Our revenues were from sales made on our websites.  The products offered on our websites include merchandise we have purchased for resale from vendors and third party distributors.  The increase in our sales was primarily due to increased traffic on our websites and promotional sales that we ran during the last six months of 2007 to clear out our slow moving inventory.

We expect our revenues to steadily increase over the next year due to increased customer traffic through search engine optimization, entering into strategic advertising contracts with companies such as LifeTips, increases in our web related advertising, offering a broader range of products and product lines, implementing customer purchasing incentives, adding informative beauty tips and bi-monthly customer newsletters, moving our classic brands to the www.discount.makeup.com website and offering customers a wider variety of payment options.  However, in order to become profitable we believe that we will need to exercise tight control over our expenses, which have continued to rise along with our revenues.

Cost of Goods Sold and Gross Profit

Our cost of goods sold increased by $200,215 or 103% from $193,598 for the year ended December 31, 2006 to $393,813 for the year ended December 31, 2007. The increase in cost of goods sold was primarily attributable to the 107% increase in sales

Our gross profit increased by $61,163 or 119% from $51,211 for the year ended December 31, 2006 to $112,374 for the year ended December 31, 2007. This increase in gross profit was primarily caused by an increase in sales.

Over the next year we expect our gross profit to increase, however we anticipate it will still be below our targeted objectives because we will still be offering our customers incentives in an effort to reward repeat customers and increase traffic to our websites.  We anticipate improving our gross margin through:

(1)	eliminating or reducing costly incentive programs such as free or reduced
(2)	using alternative shipping options to reduce shipping costs,
(3)	increasing market share by increasing traffic to our websites,
(4)	determining optimum product mix in an effort to alleviate slow moving and obsolete inventory problems and to maximize inventory turns, and
(5)	increasing product sourcing directly from the manufacturers in an effort to obtain more competitive purchase pricing.

Operating Expenses

Our operating expenses increased by $426,195 or 52% from $818,692 for the year ended December 31, 2006 to $1,244,887 for the year ended December 31, 2007.  This increase was primarily due to increases in the following categories: $192,000 in administrative fees due to regulatory compliance and accounting services; $92,000 in consulting fees primarily due to our contracts with LifeTips and Savvy; $20,000 in advertising and promotion due to the free gift bags created for customer promotions, advertising and promotion costs associated with advertising products on our website and programs aimed at increasing traffic to our websites; $36,000 in depreciation due to the acquisition of computer software during the third quarter of 2006; $15,000 in travel associated with our warehouse relocation, product sourcing and increased promotional activities; $9,000 in computer expenses due to changing our websites to make them more user friendly; an increase of $8,000 in bank charges and interest due to increased credit card commissions as a result of our increased sales; and $14,000 in delivery costs over collection due to free shipping promotional programs.  Our warehouse rent, warehouse handling fees and warehousing expenses increased by a total of $87,000 because all of our warehousing rent and expenses for the year ended December 31, 2006 were reclassified to discontinued operations when we closed down Online.  These increases were offset by a decrease of approximately $42,156 in professional fees.  Our professional fees were higher during the year ended December 31, 2006 due to legal and accounting fees incurred in connection with the preparation and filing of a registration statement.

Interest Expense

During the year ended December 31, 2007, we incurred $175,638 in interest on convertible notes.  During the year ended December 31, 2007, we issued a total of $3,629,570 in convertible notes, which includes $2,843,138 in advances payable that were converted into convertible notes payable.  These notes are payable on demand, unsecured, bear interest at 7% and are convertible into restricted shares of the Company’s common stock at the discretion of the lender at a conversion price of the lesser of (1) $0.50 per share and (2) a 20% discount to the closing market price of the Company’s common stock.

Loss from Discontinued Operations

Until March 2007, our subsidiary, Online, was in the business of warehousing and managing our inventory. In March 2007, we moved our inventory to an independent fulfillment warehouse in the United States and we wound-up Online’s business operations.  As a result of the wind up we reclassified Online’s net losses of $126,964 and $311,105 for the years ended December 31, 2007 and 2006, respectively, to net loss from discontinued operations.

OFF BALANCE SHEET ARRANGEMENTS

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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

At December 31, 2007, we had a cash balance of $42,443 and negative cash flows from operations of $1,081,717.  During the year ended December 31, 2007, we primarily funded our operations through sales and convertible notes payable.

The notes to our consolidated financial statements at December 31, 2007 disclose our uncertain ability to continue as a going concern.  We have insufficient revenues to cover our expenses while we are establishing and expanding our customer and product base and as a result have accumulated a deficit (including accumulated other comprehensive loss) of $3,783,894 since inception.  As of December 31, 2007, we had $4,596,586 in current liabilities.  When our current liabilities are offset against our current assets of $408,133 we are left with a working capital deficit of $4,188,453.  While we have successfully generated sufficient working capital and liquidity through web sales, advances, a note payable and convertible notes payable to the date of this filing and we believe that we can continue to do so for the next year, there are no assurances that we will succeed in developing our business plan and achieving a profitable level of operations sufficient to meet our ongoing cash needs.

The following table summarizes our sources and uses of cash for the years ended:

Sources and Uses of Cash
	December 31,
	2007	2006

Net cash used in operating activities	$(1,081,717)	$(998,496)
Net cash used in investing activities	(12,323)	(31,794)
Net cash provided by financing activities	1,090,569	1,083,540
Effects of foreign currency exchange	(16,697)	2,209

Net (decrease) increase in cash	$(20,168)	$55,459

Net Cash Used In Operating Activities

Net cash used in operating activities during the year ended December 31, 2007 was $1,081,717.  We spent an additional $20,680 on inventory and used $1,244,887 to cover our general and administrative costs, which includes $126,946 in general and administrative costs that we reclassified to discontinued operations on the wind up of Online.  These uses of cash were funded through a gross profit of $112,374, collection of accounts receivable of $11,878, utilization of $8,331 in prepaid expenses and deposits, increases of $66,775 in accounts payable, $15,098 in accrued liabilities, $15,549 in accrued professional fees, $26,666 in interest accrued on the note payable, $175,638 in interest accrued on our convertible notes payable, $5,694 due to a director for expenses he paid on our behalf and $2,652 in deferred assets due to our new warehouse lease.  We also expensed depreciation in the amount of $72,831 and had a loss on disposal of fixed assets of $7,996 due to closing our warehouse in Canada.

Net Cash Used In Investing Activities

During the year ended December 31, 2007, we spent $13,644 on the acquisition of fixed assets and received $1,321 in proceeds from of the disposition of fixed assets. Currently we do not have any plans for large investment expenditures.

Net Cash Provided By Financing Activities

During the year ended December 31, 2007, we received $304,138 in cash advances from private investors. These advances combined with advances received in the prior periods were reclassified to convertible notes payable during the period.

During the year ended December 31, 2007, we issued convertible notes payable in exchange for $786,432 in cash.

We also acquired the domain name www.makeupinvestor.com for the nominal amount of $1.

INCOME TAXES

The following table sets out our deferred tax assets as of December 31, 2007 and 2006.  We have established a 100% valuation allowance, as we believe it is more likely than not that the deferred tax assets will not be realized.

Deferred Tax Assets
	December 31
	2007	2006

Federal loss carryforwards	$1,106,903	$625,722
Foreign loss carryforwards	109,502	126,203
Less: valuation allowance	(1,216,405)	(751,925)
	$–	$–

We based the establishment of a 100% valuation allowance against our deferred tax assets on our current operating results.  If our operating results improve significantly, we may have to record our deferred taxes in our consolidated financial statements, which could have a material impact on our financial results.

CONTINGENCIES AND COMMITMENTS

Contractual Obligations

We had no contingencies at December 31, 2007. Our long term contractual obligations and commitments are a lease commitment with our warehouse in Sumner, Washington; a letter agreement for consulting and advertising with LifeTips, Inc; and a consulting contract with Savvy Office Solutions for customer care management and administrative services. These contractual obligations and commitments are summarized in the table below.

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

The following table contains supplemental information regarding total contractual obligations and commitments as of December 31, 2007:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Lease commitments	$10,200	$10,200	$0	$0	$0
Letter agreement	$56,998	$56,998	$0	$0	$0
Contract for services	$77,587	$77,587	$0	$0	$0

Total	$144,785	$144,785	$0	$0	$0

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

Item 7.  Financial Statements

MAKEUP.COM LIMITED
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2007 AND 2006
AND FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Makeup.com Limited

We have audited the accompanying consolidated balance sheets of Makeup.com Limited, as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit and comprehensive loss, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Makeup.com Limited as of December 31, 2007 and 2006, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Mendoza Berger & Company, LLP

/s/ Mendoza Berger & Company, LLP
Irvine, California March 28, 2008

MAKEUP.COM LIMITED
 CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS

Current assets:
Cash	$42,443	$62,611
Accounts receivable, net of $250 and $297 in allowances	2,503	20,652
Inventory, net	340,896	320,216
Prepaid expenses and deposits	22,291	30,622

Total current assets	408,133	434,101

Fixed assets, net of $127,830 and $61,498
accumulated depreciation	46,056	114,560
Deposit	70,000	70,000
Intangible assets	333,334	333,333

Total assets	$857,523	$951,994

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$303,572	$236,797
Accrued liabilities	29,710	14,612
Accrued professional fees	79,120	63,571
Advances payable	6,901	2,545,901
Note payable	359,573	339,178
Convertible notes payable	3,805,208	-
Due to related parties	9,850	4,156
Deferred assets	2,652	-

Total current liabilities	4,596,586	3,204,215

Commitments and contingencies

Stockholders' deficit:
Common stock $0.001 par value, 200,000,000 authorized;
44,831,250 issued and outstanding at December 31, 2007 and 2006	44,831	44,831
Accumulated deficit	(3,757,180)	(2,287,035)
Accumulated other comprehensive loss	(26,714)	(10,017)

Total stockholders' deficit	(3,739,063)	(2,252,221)

Total liabilities and stockholders' deficit	$857,523	$951,994

The accompanying notes are an integral part of these consolidated financial statements.

MAKEUP.COM LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Sales	$506,187	$244,809

Cost of goods sold	393,813	193,598

Gross profit	112,374	51,211

Operating expenses:

Selling, general and administrative	1,244,887	818,692

Net loss from continuing operations before interest expense
and discontinued operations	(1,132,513)	(767,481)

Interest expense	(210,668)	(5,712)

Net loss from continuing operations before discontinued operations	(1,343,181)	(773,193)

Loss from discontinued operations	(126,964)	(311,105)

Net loss	$(1,470,145)	$(1,084,298)

Net loss per share - basic and diluted:
Continuing operations	$(0.03)	$(0.01)
Discontinued operations	(0.00)	(0.01)

Net loss per share	$(0.03)	$(0.02)

Weighted average number of shares outstanding -
basic and diluted	44,831,250	44,831,250

The accompanying notes are an integral part of these consolidated financial statements

MAKEUP.COM LIMITED
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

				Accumulated
	Common Stock Issued			Other
	Number of	Number of	Accumulated	Comprehensive
	Shares	Shares	Deficit	Income (Loss)	Total

Balance at January 1, 2006	1,000	$1	$(1,022,873)	$(12,226)	$(1,035,098)

Net loss for the year	-	-	(1,084,298)	-	(1,084,298)

Foreign currency exchange gain	-	-	-	2,209	2,209

Comprehensive loss	-	-	-	-	(1,082,089)

Merger of Makeup.com Limited
and Makeup Incorporated	44,830,250	44,830	(179,864)	-	(135,034)

Balance at December 31, 2006	44,831,250	44,831	(2,287,035)	(10,017)	(2,252,221)

Net loss for the year	-	-	(1,470,145)	-	(1,470,145)

Foreign currency exchange loss	-	-		(16,697)	(16,697)

Comprehensive loss	-	-	-	-	(1,486,842)

Balance at December 31, 2007	44,831,250	$44,831	$(3,757,180)	$(26,714)	$(3,739,063)

The accompanying notes are an integral part of these consolidated financial statements

MAKEUP.COM LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006

Cash flows from operating activities:
Net loss	$(1,470,145)	$(1,084,298)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	72,831	41,852
Loss on disposal of fixed assets	7,996	-
Changes in operating assets and liabilities:
Accounts receivable	11,878	(17,691)
Inventory	(20,680)	(135,338)
Prepaid expenses and deposits	8,331	10,096
Due from affiliate	-	(60,416)
Accounts payable	66,775	199,548
Accrued liabilities	15,098	9,760
Accrued professional fees	15,549	27,990
Interest on convertible notes payable	175,638	-
Interest on note payable	26,666	5,845
Due to related parties	5,694	4,156
Deferred assets	2,652	-

Net cash used in operating activities	(1,081,717)	(998,496)

Cash flows from investing activities:
Proceeds on disposal of fixed assets	1,321	-
Increase in deposit	-	(888)
Business acquisition, net of cash acquired	-	(14,446)
Cash acquired on business acquisition	-	6,205
Acquisition of fixed assets	(13,644)	(22,665)

Net cash used in investing activities	(12,323)	(31,794)

Cash flows from financing activities:
Acquisition of domain name	(1)	-
Proceeds from issuance of convertible notes payable	786,432	-
Increase in advances payable	304,138	1,083,540

Net cash provided by financing activities	1,090,569	1,083,540

Effects of foreign currency exchange	(16,697)	2,209

Net (decrease) increase in cash	(20,168)	55,459

Cash, beginning of the year	62,611	7,152

Cash, end of the year	$42,443	$62,611

Supplemental disclosure of non-cash investing and financing activities:
Cash paid during the period:
Taxes	$-	$-
Interest	$-	$-

Non-cash financing transactions:
Advances payable converted to convertible notes payable	$2,843,138	$-
Account receivable offset against interest payable	$6,271	$-
Debt payable to former related parties reclassified to advances payable	$-	$822,361
Note payable issued on acquisition of domain name	$-	$333,333
Fixed assets received in exchange for receivable of affiliate	$-	$216,107
Write down of fixed assets to historical cost on affiliates books	$-	$(126,792)
Business acquisition, adjustment for issued common stock	$-	$44,831

The accompanying notes are an integral part of these consolidated financial statements

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

1.  ORGANIZATION AND PRINCIPAL ACTIVITIES

Makeup.com Limited (Makeup.com) was incorporated on July 14, 2003 in the state of Nevada as Tora Technologies Inc. and is based in Newport Beach, California.  The Company’s principal business was marketing custom embroidery products and services through the internet until July 6, 2006, when the Company cancelled their Service Contract and discontinued the business. On October 20, 2006, Makeup.com acquired Makeup Incorporated (Makeup), a Nevada company incorporated on February 12, 2004.  Makeup is in the business of selling beauty products such as makeup and perfume on the Makeup.com website.  Makeup’s wholly owned subsidiary Online Makeup Inc. (Online) was incorporated under the laws of the Province of British Columbia in Canada on September 17, 2004.  Online was in the business of warehousing and managing Makeup’s inventory until March 2007 when Makeup moved their inventory to an independent fulfillment warehouse in the United States.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the consolidated results of operations or financial position for any period presented.

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

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all amounts on deposit with financial institutions and highly liquid investments with maturities of 90 days or less to be cash equivalents.  At December 31, 2007 and 2006, the Company did not have any cash equivalents.

Accounts Receivable

Receivables represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectiblity of all past due accounts.  At December 31, 2007 and 2006, we did not have any doubtful accounts.

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

The Company’s consolidated financial statements are based on a number of estimates, including accruals for estimated accounting, auditing and legal expenses, estimates for obsolete inventory, product returns and  shipping and warehouse handling costs, and the estimated useful lives and impairment of intangible and long-lived assets.

Inventories

Inventories are stated at the lower of cost or market under the first-in, first-out method. During the years ended December 31, 2007 and 2006, we wrote-off $34,203 and $28,863, respectively, in obsolete inventory.  Included in the December 31, 2007 balance is a $10,000 reserve for slow moving or obsolete inventory.

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

Deposits

The Company was required to post a deposit with their online credit card payment processor to cover any fraudulent or refundable transactions to a maximum of $70,000. This deposit is not refundable until the Company ceases to use the services of this payment processor.  At December 31, 2007 and 2006, the Company had $70,000 on deposit with this online credit card payment processor.

Depreciation on Fixed Assets

Fixed assets consist of computer hardware and computer software and are stated at cost and depreciated or amortized, net of salvage value, using the straight-line method over the estimated useful lives of the assets.

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Capitalized Software Development Costs

The Company complies with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 98-1 (SOP 98-1), Accounting for Cost of Computer Software Developed or Obtained for Internal Use, and Emerging Issues Task Force (EITF) Issue 00-2, Accounting for Website Development Costs.  In accordance with SOP 98-1, software development costs incurred as part of an approved project plan that result in additional functionality to internal use software are capitalized and amortized on a straight-line basis over the estimated useful life of the software, which is one to five years.

Technology and Content

The majority of the Company’s technology and content services are provided by independent consultants.  Technology and content costs that consist principally of application development, category expansion, editorial content, buying, merchandising selection and systems support as well as costs associated with the computer, storage and telecommunications infrastructure are expensed as incurred and are generally recorded as either computer or consulting expenses.

Technology and content costs that relate to the development of internal use software and website development, including software used to upgrade and enhance our websites and processes supporting our business, are capitalized.

Long-lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets might not be recoverable.  Conditions that would necessitate an impairment assessment include a significant decline in observable market value of an asset, a significant change in the extent or manner in which an asset is used, or any other significant adverse change that would indicate that the carrying amount of an asset or group of assets may not be recoverable.

For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows.  We measure the impairment loss based on the difference between the carrying amount and estimated fair value.

Management has determined that there was no impairment of long-lived assets at December 31, 2007 and 2006.

Long-lived assets are considered held for sale when certain criteria are met, including:  management has committed to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date.  Assets held for sale are reported at the lower of cost or fair value less costs to sell.  Assets held for sale were not significant at December 31, 2007 or 2006.

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, accrued professional fees, advances payable, note payable and convertible notes payable.  The fair value of these financial instruments approximate their carrying values due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable and payable.

At December 31, 2007 and 2006, the Company had approximately $42,000 and $63,000, respectively in cash that was not insured.  This cash is on deposit with a major chartered Canadian bank.  As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of this financial institution.  The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

Receivables arising from sales to customers are generally not significant individually and are not collateralized.  Management continually monitors the financial condition of its customers to reduce the risk of loss.  None of the Company’s end-user customers account for more than 10% of net revenues.  Substantially, all customers remit payment for their purchases through credit cards.  At December 31, 2007 and 2006, the Company had $1,898 and $3,903, respectively in trade accounts receivable from major credit card companies.

During the year ended December 31, 2007 all of the Company’s purchases from vendors were less than 10% of net sales.  During the year ended December 31, 2006, purchases from two vendors for inventory totaled approximately $25,000 and $44,000 or 10% and 18% of net sales, respectively. We had a balance of $6,876 due to one of these vendors at December 31, 2006.

Foreign Currency Translation and Transaction

The functional currency for Makeup.com’s foreign subsidiary is the Canadian Dollar.  Makeup.com translates assets and liabilities to US dollars using period-end exchange rates, fixed assets using historical exchange rates, and translates revenues and expenses using average exchange rates during the period.  Exchange gains and losses arising from translation of foreign entity financial statements are included as a component of other comprehensive loss.

Transactions denominated in currencies other than the functional currency of the legal entity are re-measured to the functional currency of the legal entity at the period-end exchange rates.  Any associated transactional currency re-measurement gains and losses are recognized in current operations.

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development Costs

Research and development costs are expensed as incurred. The Company did not incur any significant research and development costs during the years ended December 31, 2007 and 2006.

Advertising

Advertising costs consist primarily of online advertising including affiliate marketing program e-mail campaigns and other initiatives.  We pay commissions to participants in our affiliate marketing program when their customer referrals result in product sales.

Advertising expenses also consist of public relations expenditures to third parties and to a lesser extent, traditional advertising such as advertisements in magazines.

We include some inventory items in our free gift bags.  The cost of these items is charged to advertising and promotion expense at the time the gift bags are committed as promotional items.  During the years ended December 31, 2007 and 2006 $17,973 and $0, respectively, in free gift bags were expensed to advertising and promotion.

Advertising and other promotional costs are expensed as incurred to selling, general and administrative expenses on our consolidated statements of operations and amounted to approximately $220,000 and $200,000 for the years ended December 31, 2007 and 2006, respectively.

Intangible Asset

In accordance with the Statement of Financial Accounting Standards (SFAS) SFAS No. 142, Goodwill and Other Intangible Assets, the Company classifies its intangible assets as intangible assets with an indefinite life not subject to amortization. The Company tests these intangible assets for impairment at least annually or more frequently if events or circumstances indicate that such intangible assets might be impaired. The Company’s intangible assets are the domain names Makeup.com and Discount.makeup.com.  The Company determines the fair value of these assets by obtaining third party appraisals on an annual basis.  At December 31, 2007, management believes these intangible assets were recorded at fair value and no impairment currently exists.

Revenue Recognition

We recognize revenue when goods are shipped to the customer and upon transfer of title and risk of loss of the related products to the customer.  Revenue is recorded net of allowances for customer sales incentives and rebates.  The allowances are accrued concurrently with the recognition of revenue and are determined based primarily upon customer arrangements and historical data.  We account for these incentives in accordance with EITF No. 01-09 (EITF 01-09), Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, which affirms that the payment of consideration by a vendor to a customer should not be recognized as an asset of the vendor and further affirms that they should be accounted for as a reduction of revenues.

We account for customer incentives for free product and services in accordance with EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, which affirms that items to be delivered at a future date should be deferred and recorded as a current liability.

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition (Continued)

Product returns are estimated in accordance with SFAS No. 48 (SFAS 48), Revenue Recognition when Right of Return Exists.  The Company also ensures that the following other criteria in SFAS 48 have been met prior to recognition of revenue:

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

We have inventory risk, therefore we do not act as an agent and recognize revenues on a “gross” basis, in accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent.

We also offer coupons for replacement orders and discount programs.  Discounts and coupons for “free products” are only redeemable on purchases made or on products offered on our website. Discounts are included as a reduction in sales whereas coupons for “free products” are classified as “cost of sales” in our  consolidated statements of operations.

During the year ended December 31, 2007 product returns were higher than anticipated primarily due to an increase in sales from our “up to 50% off” promotional program in July and due to product shipment delays caused by the relocation of our warehouse from Canada to the United States.  To compensate customers for the shipping delays we issued 285 $20 coupons; 55 of these coupons were redeemed prior to their expiry on July 4th, 2007. At December 31, 2007 and 2006 we allowed for $250 and $297 respectively, in product returns.

Amounts billed to a customer in a sale transaction related to shipping are classified as revenue.

Cost of Sales

Cost of sales includes freight-in, the actual cost of merchandise sold, cost of shipping billed to customers, inventory shrinkage, obsolete inventory write-offs, and warehouse inventory receiving costs.

Shipping costs in excess of those billed to customers and handling costs are included in our selling, general and administrative costs.  During the years ended December 31, 2007 and 2006 excess shipping costs were $50,978 and $36,627 respectively and handling costs were $43,450 and $0 respectively.

Comprehensive Loss

Comprehensive loss reflects changes in equity that results from transactions and economic events from non-owner sources.  The Company had $26,714 and $10,017 in accumulated other comprehensive losses for the years ended December 31, 2007 and 2006, respectively, from its foreign currency translation.  As a result, total comprehensive losses for the years ended December 31, 2007 and 2006 were $1,486,842 and $1,082,089, respectively.

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Discontinued Operations

SFAS No. 146 (SFAS 146) Accounting for Costs Associated with Exit or Disposal Activities requires that costs associated with exit or disposal activities be recognized when the costs are incurred, rather than at the date of commitment of an exit or disposal plan. Under SFAS 146, a liability related to an exit or disposal activity is not recognized, or measured initially at fair value, until such liability has actually been incurred.

During March 2007, the Company moved its inventory to an independent fulfillment warehouse in the United States.  As a result Online, ceased to be in the business of warehousing Makeup’s inventory and its net operating losses have been recorded in loss from discontinued operations in our consolidated financial statements. For the years ended December 31, 2007 and 2006, we recorded losses from discontinued operations of $126,964 and $311,105, respectively.

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation.  SFAS 123(R) is effective for small business issuers for the first fiscal year beginning after December 15, 2005, supersedes Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows.  SFAS 123(R) eliminates the option to use APB 25’s intrinsic value method of accounting and requires recording expense for stock compensation based on a fair value based method.

On July 1, 2005, the Company adopted the “modified prospective method” which requires the Company to recognize compensation costs for all stock-based payments granted, modified or settled in financial statements issued subsequent to July 1, 2005, as well as for any awards that were granted prior to the adoption date for which the required service has not yet been performed.  The adoption of SFAS 123(R) did not have a material effect on the Company’s consolidated financial condition or results of operations because since inception, the Company has not entered into any share-based transactions.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (Interpretation No. 48 or FIN 48), Accounting for Uncertainty in Income Taxes. Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 was effective beginning January 1, 2007.

The Company adopted the provisions of FIN 48 on January 1, 2007. FIN 48 provides detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS 109. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. The adoption of FIN 48 had an immaterial impact on the Company’s consolidated financial position and did not result in unrecognized tax benefits being recorded. Accordingly, no corresponding interest and penalties have been accrued. The Company files income tax returns in the U.S. federal and state jurisdictions and in Canada. There are currently no federal, applicable state or foreign income tax examinations underway for these jurisdictions. The Company does have prior year net operating losses which remain open for examination.

In February 2006, the FASB issued SFAS No. 155 (SFAS 155), Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This statement was effective for all financial instruments acquired or issued on or after January 1, 2007. Adoption of SFAS 155 did not have a material impact on the Company’s consolidated financial statements.

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements, (Continued)

In March 2006, the FASB issued SFAS No. 156 (SFAS 156), Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140.  SFAS 156 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, with respect to accounting for separately recognized servicing assets and servicing liabilities.  SFAS 156 was effective for the Company on January 1, 2007.  The Company does not have any servicing assets or servicing liabilities and, accordingly, the adoption of SFAS 156 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measures (SFAS 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 will be effective for the Company on January 1, 2008.  Adoption of SFAS 157 is not expected to have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).   This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008, or fiscal 2009 for the Company. Adoption of SFAS 158 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.   SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 will be effective for the Company on January 1, 2008. Adoption of SFAS 159 is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  SFAS 141 (R) will be effective for the Company on January 1, 2009.  We do not expect adoption of SFAS 141(R) to have a significant impact on our consolidated financial statements.

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements, (Continued)

In December 2007, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 will be effective for the Company on January 1, 2009.  We do not expect Adoption of EITF 17-1 to have a significant impact on our consolidated financial statements.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  SFAS 160 will be effective for the Company on January 1, 2009.  We do not expect adoption of SFAS 160 to have a significant impact on our consolidated financial statements.

In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date.  EITF 07-03 will be effective for the Company on January 1, 2008.  The pronouncement is not expected to have a material effect on our consolidated financial statements.

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

3.  GOING CONCERN

From the date of inception, February 12, 2004 until June 2005, we were developing our website, Makeup.com, sourcing beauty products and establishing our warehouse and corporate operations.  During the first quarter of 2005, we began selling our beauty products on our website and subsequent to launching our website have been focused on increasing traffic to our website, increasing our product lines and generating sales.   We have accumulated a deficit of approximately $3.8 million to date and will require additional financing to support our operations until such time as we achieve positive cash flows from operations.  These factors raise substantial doubt about our ability to continue as a going concern.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon increasing traffic to our website, increasing our sales, increasing our product lines, globally expanding our sales market and controlling operating costs.  Based upon current plans, we expect to incur operating losses in future periods.  We plan to mitigate these operating losses through increasing traffic to our website, increasing sales, increasing our product lines and globally expanding our market.  We plan to obtain sufficient working capital through additional debt or equity financing, private loans and product sales.  There is no assurance that we will be able to increase traffic to our website, increase sales, increase product lines, globally expand our market or obtain working capital through additional debt or equity financing, private loans or product sales in the future.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.  BALANCE SHEET DETAIL

Inventories	December 31, 2007	December 31, 2006

Goods for resale	$324,608	$300,624
Promotional inventory	15,555	-
Goods in transit	733	19,592

	$340,896	$320,216

Prepaid expenses and deposits	December 31, 2007	December 31, 2006

Other prepaid deposits	$1,852	$22,450
Prepaid marketing	20,439	364
Other prepaid expenses	-	7,808

	$22,291	$30,622

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

4.  BALANCE SHEET DETAIL, (Continued)

Fixed assets	December 31, 2007	December 31, 2006

Computer equipment and software	$173,886	$165,834
Equipment	-	8,420
Leasehold improvements	-	1,804
Book value	173,886	176,058
Less: accumulated depreciation	(127,830)	(61,498)

	$46,056	$114,560

During the year ended December 31, 2007, the Company recorded a loss on disposition of fixed assets of $7,996 due to closing Online’s warehouse in Canada and terminating the lease.

5.  ADVANCES PAYABLE

At December 31, 2007 and 2006, the Company had advances payable totaling $6,901 and $2,545,901, respectively, from third parties.  These advances are non-interest bearing, have no fixed terms of repayment and are unsecured.  During year ended December 31, 2007, the Company reclassified $2,843,138 of advances payable through the issuance of convertible notes payable.  (Note 7)

6.  NOTE PAYABLE

At December 31, 2007 and 2006, the Company had a note payable in the amount of $333,333.  This note is payable on demand, is unsecured and bears interest at 8% (payable monthly).  At December 31, 2007 and 2006, $26,240 and $5,845, respectively, in interest had been accrued on this note.

7.  CONVERTIBLE NOTES PAYABLE

At December 31, 2007, the Company had convertible notes payable totaling $3,805,208, including accrued interest of $175,643.  These notes are payable on demand, are unsecured, bear interest at 7% and are convertible into restricted shares of the Company’s common stock at the discretion of the lender at a conversion price of the lesser of (1) $0.50 per share and (2) a 20% discount to the closing market price of the Company’s common stock.   (Note 5)

8.  DUE TO RELATED PARTIES

At December 31, 2007 and 2006, the Company was indebted to one of its directors in the amount of $9,850 and $4,156 for expenses that this director paid on behalf of the Company.

9.  SEGMENT INFORMATION

Makeup.com operates in a single business segment, the sale of beauty products in the United States.

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

10.  INCOME TAXES

Income tax expense has not been recognized for the years ended December 31, 2007 and 2006 and no taxes were payable at December 31, 2007 or 2006, because the Company has incurred losses since its inception.  Online, the Company’s subsidiary, is subject to federal and provincial taxes in Canada and Makeup.com and Makeup are subject to United States federal taxes.

The components of the Company’s net operating losses for the years ended December 31, 2007 and 2006, were:

	2007	2006

United States of America	$(1,415,255)	$(1,018,255)
Canada	48,978	(155,742)

	$(1,366,277)	$(1,173,997)

As of December 31, 2007 and 2006 the Company had the following deferred tax assets that primarily relate to net operating losses.  A 100% valuation allowance has been established, as management believes it is more likely than not that the deferred tax assets will not be realized.

	2007	2006

Federal loss carryforwards	$1,106,903	$625,722
Foreign loss carryforwards	109,502	126,203

	1,216,405	751,925
Less: valuation allowance	(1,216,405)	(751,925)

	$-	$-

The Company’s valuation allowance increased during 2007 and 2006 by $464,480 and $399,315, respectively.

The Company had the following net operating loss carryforwards (“NOL’s”) at December 31:

	2007	2006

United States of Americ	$3,365,228	$1,949,973
Canada	289,502	338,480

	$3,654,730	$2,288,453

The federal and Canadian NOL’s expire through December 31, 2027.  The Company is a Nevada corporation and is not subject to state taxes.

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007

11. COMMITMENT

Commitments

On August 13, 2007, the Company entered into a letter agreement for consulting and advertising services.  This agreement was for one year, commenced September 1, 2007 and required a total of $65,795 be paid over a six month period.   On October 1, 2007, the Company amended this agreement and agreed to pay a total of $124,895 over a nine month period. The agreement is cancellable at the option of the Company.

On August 31, 2007, the Company entered into a contract for services, whereby the Company has agreed to pay up to $116,380 (CDN$115,000) for one year of buyer, customer care management and administrative services.  The contract can be cancelled by either party upon thirty days written notice.

At December 31, 2007, the future minimum payments under the above agreements are as follows:

For the years ended December 31,	Amount
2008	$134,585

Lease Commitment

At June 30, 2007, the Company terminated its long term lease agreement for warehouse space in Canada.  The Company was released of its legal liabilities under this agreement through payment of a $14,952 early termination fee.

On March 1, 2007, the Company entered into an agreement with an independent warehouse in the United States whereby the warehouse will store, receive, relieve and ship inventory on behalf of the Company.  The agreement is for one year commencing March 1, 2007, renewable automatically on a yearly basis and requires a minimum storage fee of $3,400 per month.  In accordance with the agreement shipping and receiving services are charged on a per item basis.

At December 31, 2007, the minimum future lease payments under our warehouse operating lease are as follows:

For the years ended December 31,	Amount
2008	$40,800

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A.  Controls and Procedures

Disclosure on controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures” as such term is defined under Exchange Act Rule 15(d)-15(e), as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Item 8A(T).  Controls and Procedures.

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information

On October 12, 2007 we signed an amendment to our agreement with LifeTips.  The original agreement, pursuant to which LifeTips and its subsidiaries agreed to work on the makeup.com website to improve visibility, brand recognition, conversion rates, and sales and to design and deliver a fully functional tips and advice center, required a total payment of $65,795 to be paid over a six month period in accordance with an agreed upon payment schedule. The purpose of the amendment was to add the following additional services: search engine optimization and content and link strategy. As a result of this amendment we agreed to pay $124,895 to LifeTips over a nine month period.

PART III

Item 9.  Directors, Executive Officers, Promoters and Corporate Governance

Each of our directors holds office until the next annual meeting of the stockholders, his successor has been elected and qualified, or the director resigns.

Following is information regarding our directors and executive officers.

Name of Directors and Officers	Makeup.com Limited	Makeup Incorporated	Online Makeup Inc.

Robert E. Rook	Director CEO and President	Director CEO and President	n/a

Munjit Johal	Director CFO, Treasurer, and Corporate Secretary	Director CFO, Treasurer and Corporate Secretary	Director President Corporate Secretary

Robert E. Rook, age 56

Mr. Rook was appointed as a director and as our Chief Executive Officer and President on October 20, 2006.  Since 1998, Mr. Rook has been a financial consultant in west Texas and southern California.  Prior to that Mr. Rook was the Executive Vice President and Senior Lender of Norwest Bank in El Paso, Texas from 1980 to 1997.  Mr. Rook has also owned and operated several companies during his career.  Mr. Rook has a Bachelor‘s degree in Finance from West Texas A & M University.

Munjit Johal, age 52

Mr. Johal was appointed as a director and as our Chief Financial Officer on October 20, 2006.  Mr. Johal has broad experience in accounting, finance and management in the public sector.  Since September 2002, Mr. Johal has been the Chief Financial Officer of Secured Diversified Investment, Ltd.  From 1990 to 1995, Mr. Johal served as the Executive Vice President for Pacific Heritage Bank in Torrance, California.  Mr. Johal earned his MBA degree from the University of San Francisco in 1980.  He received his BS degree in History from the University of California, Los Angeles in 1978.

Both Mr. Rook and Mr. Johal devote their services, as needed, to our operations.

There are no family relationships among Mr. Rook and Mr. Johal.  Furthermore,

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

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership with the Securities and Exchange Commission.  To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2007 fiscal year our directors and executive officers complied with all Section 16(a) filing requirements.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers and employees, including our Chief Executive Officer and our Chief Financial Officer.  Our code of ethics is included in this annual report as exhibit 14.

Nomination Procedure for Directors

We do not have a standing nominating committee; recommendations for candidates to stand for election as directors are made by the board of directors.  We have not adopted a policy that permits shareholders to recommend candidates for election as directors or a process for shareholders to send communications to the board of directors.  There have been no material changes to this procedure since our last annual report on Form 10-KSB was filed.

Audit Committee Financial Expert

The board of directors has determined that Mr. Munjit Johal has the necessary attributes to be an audit committee financial expert.  However, Mr. Johal is not independent, as he is our Chief Financial Officer.

Item 10.  Executive Compensation.

The following table reflects all compensation awarded to, earned by or paid to our Chief Executive Officer, our two most highly compensated officers other than the Chief Executive Officer and any other individuals who are no longer serving, but who did serve, as an officer during the last two completed fiscal years.

Summary Compensation Table

							Non-
						Non-Equity	Qualified
						Incentive	Deferred	All Other
				Stock	Option	Plan	Compensation	Compensation
		Salary	Bonus	Awards	Awards	Compensation	Earnings	(2)	Total
Name and principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Robert E. Rook	2007	0	0	0	0	0	0	0	0
Chief Executive Officer(1)	2006	0	0	0	0	0	0	0	0

Munjit Johal	2007	0	0	0	0	0	0	0	0
Chief Financial Officer(2)	2006	0	0	0	0	0	0	0	0

Ralph Biggar, Former Chief	2007	0	0	0	0	0	0	0	0
Executive Officer, President(3)	2006	0	0	0	0	0	0	0	0

Scott Randall	2007	0	0	0	0	0	0	0	0
Former Vice President(4)	2006	0	0	0	0	0	0	0	0

Richard N. Jeffs	2007	0	0	0	0	0	0	0	0
Former Chief Executive Officer(5)	2006	0	0	0	0	0	0	0	0

John DaCosta,	2007	0	0	0	0	0	0	0	0
Former Chief Financial Officer(6)	2006	0	0	0	0	0	0	336,549(7)	336,549

(1) Mr. Rook’s employment began in October 2006.
(2) Mr. Johal’s employment began in October 2006.
(3) Mr. Biggar was our Chief Executive Officer, President and Chief Financial Officer from July 2003 until October 2006.
(4) Mr. Randall was our Vice President from October 2004 to October 2006.
(5) Mr. Jeffs was the Chief Executive Officer of Makeup Incorporated from November 2004 to October 2006.
(6) Mr. daCosta was the Chief Financial Officer of Makeup Incorporated from November 2004 to October 2006.  Mr. daCosta was also the President of Online Makeup Inc. from September 2004 to October 2006.
(7) A company controlled by Mr. daCosta was paid $107,861 in administrative fees and $228,688 in consulting fees during the fiscal year ended December 31, 2006.

Since our inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.

Currently, there are no arrangements between us and any of our directors or between any of our subsidiaries and any of their directors whereby directors are compensated for any services provided as directors.

There are no employment agreements between us or our subsidiaries and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment, from a change of control or from a change in a named executive officer’s responsibilities following a change in control.

Item 11.  Security Ownership of Certain Beneficial Holders and Management.

The following tables set forth certain information regarding beneficial ownership of our securities as of March 26, 2008 by (i) each person who is known by us to own beneficially more than 5% of the outstanding shares of each class of our voting securities, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission. The number of shares shown as beneficially owned in the tables below are calculated pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934.  Under Rule 13d-3(d)(1), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all of the shares of common stock.  For purposes of these tables, beneficial ownership is based on 44,831,250 shares of common stock issued and outstanding as of March 26, 2008.

Security Ownership of Certain Beneficial Owners (more than 5%)

Management is currently not aware of any beneficial owners with a security ownership of more than 5%, with the exception of the following beneficial owners

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]

Common Stock	Manhattan Assets Corp. 132 Via Havre Newport Beach, California 92663	13,343,250	29.8%

Common Stock	Fete Enterprises S.A. Salduba Building, Third Floor 53rd East Street Urbanizacion Obarrio P.O. Box 7284, Panama 5 Republic of Panama	4,462,500	9.9%

Common Stock	Ulex Holdings S.A. Salduba Building, Third Floor 53rd East Street Urbanizacion Obarrio P.O. Box 7284, Panama 5 Republic of Panama	3,825,000	8.5%

Common Stock	Susan Jeffs Third Floor 346 Kensington High Street London, United Kingdom W14 8NS	3,346,275	7.5%

Common Stock	Silver Road Corporation Salduba Building, Third Floor 53rd East Street Urbanizacion Obarrio P.O. Box 7284, Panama 5 Republic of Panama	3,187,500	7.1%

The information included in the table above was taken from public filings and has not been independently verified by us.

Security Ownership of Management

The address of our directors and executive officers is c/o Makeup.com, 3416 Via Lido, Suite F, Newport Beach, California 92663.

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [1]

Common Stock	Robert E. Rook	1,319,155	2.9%

Common Stock	Munjit Johal	880,000	2.0%

	Directors and Executive Officers (as a group)	2,199,155	4.9%

Change in Control

We are not aware of any arrangement that may result in a change in control.

Item 12.  Certain Relationships and Related Transactions.

While our common stock is not traded on any exchange, we have used Rule 4200(a)(15) of the NASDAQ Marketplace Rules to determine if any of our directors are “independent.” Using the definition of “independent” as set forth in Rule 4200(a)(15), we have determined that neither of our directors qualifies as an independent director.

Transactions with Related Persons

Since the beginning of our last fiscal year, no director, executive officer, security holder, or any immediate family member of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, in which we were or are to be a participant, that exceeded the lesser of (1) $120,000 or (2) 1% of the average of our total assets at year-end for the last three completed fiscal years, except for the following:

Purchase of Domain Name

On October 13, 2006, Makeup acquired the domain name www.makeup.com from Manhattan Assets Corp. for a purchase price of $333,333.  Makeup paid the purchase price by issuing to Manhattan Assets Corp. a promissory note in the principal amount of $333,333 payable on demand and bearing interest at 8% per annum to be accrued daily, calculated monthly and payable in arrears.  At the time of the acquisition, Manhattan Assets Corp. was the sole shareholder of Makeup and as a result a related party to the transaction.  Also, at the time of the transaction, Mr. Richard N. Jeffs, a former director and officer of Makeup, was a director of Manhattan Assets Corp.  However, Mr. Jeffs had no material interest in the transaction.

Reverse Merger

On October 20, 2006, Makeup.com agreed to acquire from Manhattan Assets Corp. certain assets of Manhattan Assets Corp., including a 100% interest in Makeup, for an acquisition cost of $1.00 and the assumption of certain debt in the amount of $216,107.  At the time of the acquisition, Manhattan Assets Corp. was the sole shareholder of Makeup and as a result a related party to the transaction.  As noted above, at the time of the transaction, Mr. Richard N. Jeffs, a former director and officer of Makeup, was a director of Manhattan Assets Corp., however, Mr. Jeffs had no material interest in the transaction.

Assignment of Debt Agreement

As consideration for Makeup and the related assets in the reverse merger described above, Makeup.com paid $1.00 to Manhattan Assets Corp. and agreed to and accepted the assignment of $216,107 in debt owed by Manhattan Assets Corp. to Makeup Incorporated pursuant to the terms and conditions of an assignment of debt agreement.  At the time of the acquisition, Manhattan Assets Corp. was the sole shareholder of Makeup and as a result a related party to the transaction.  As noted above, at the time of the transaction, Mr. Richard N. Jeffs, a former director and officer of Makeup, was a director of Manhattan Assets Corp., however, Mr. Jeffs had no material interest in the transaction.

Reimbursement of Expenses

At December 31, 2007, Makeup.com was indebted to Robert E. Rook, the current president and Chief Executive Officer, in the amount of $9,850 for advertising expenses that Mr. Rook paid on behalf of Makeup.com during the past fiscal year.  Makeup.com is not being charged interest for this outstanding amount.

Consulting Fees - Bytec Consulting Inc.

During the 2006 fiscal year, Makeup.com was billed $228,688 for consulting fees by Bytec Consulting Inc. a company owned by John daCosta, a former officer of Makeup and Online.  At December 31, 2007, none of these fees remained unpaid.  No interest is accruing on this outstanding amount.  Mr. daCosta was not an officer of Makeup and Online during the entire 2007 fiscal year, and was not a related party when some of the consulting fees were billed.

Administrative Fees - DaCosta Management Corp.

During the 2006 fiscal year, we were billed $107,861 for administrative fees by DaCosta Management Corp. a company owned by Mr. daCosta.  At December 31, 2007, $none of these administrative fees remained unpaid.  No interest is accruing on this outstanding amount.  Mr. daCosta was not an officer of Makeup and Online during the entire 2007 fiscal year, and was not a related party when some of the administrative fees were billed.

Indebtedness to Richard N. Jeffs

During the 2006 fiscal year, Mr. Jeffs advanced $757,728 to us.  At that time the advances were due and payable on demand and were non-interest bearing.  During 2007, these advances were converted to convertible notes payable.  Mr. Jeffs was not an officer during the entire 2007 fiscal year, and was not a related party when some of these advances were made.

Item 14.  Principal Accounting Fees and Services

(1)  Audit Fees and Related Fees

The aggregate fees billed and accrued for each of the last two fiscal years for professional services rendered by our principal accountant for the audit of our annual consolidated financial statements and for the review of our financial statements or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2007 - $74,368 - Mendoza Berger & Company, L.L.P.
2006 - $74,888- Mendoza Berger & Company, L.L.P.

2006 - $1,750 - Manning Elliot – Chartered Accountants

(2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2007 - $500 - Mendoza Berger & Company, L.L.P.
2006 - $0 - Mendoza Berger & Company, L.L.P.

2006 - $0 - Manning Elliot – Chartered Accountants

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2007 - $7,740- Mendoza Berger & Company, L.L.P.
2006 - $6,241 - Mendoza Berger & Company, L.L.P.

2006 - $0 - Manning Elliot – Chartered Accountants

2007 - $ 1,210 - Dale Matheson Carr-Hilton Labonte, LLP
2006 - $ 1,716 - Dale Matheson Carr-Hilton Labonte, LLP

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2) and (3) was:

2007 - $0 - Mendoza Berger & Company, L.L.P.
2006 - $0 – Mendoza Berger & Company, L.L.P

2006 - $0  - Manning Elliot – Chartered Accountants

Item 15.  Exhibits.

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
Filed
10.6
Transfer Agreement dated October 13, 2006 between Makeup Incorporated and Manhattan Assets Corp. filed as an Exhibit to Makeup.com’s Form 8-K/A (Current Report-amended) filed on October 27, 2006 and incorporated herein by reference
Filed
10.7
Contract for Services dated as of August 31, 2007 between Savvy Office Solutions and Makeup, Incorporated, filed as an Exhibit to Makeup.com’s Form 10-QSB for the quarter ended September 30, 2007 and filed on November 14, 2007
Filed
10.8	Agreement between LifeTips and Makeup.com Limited, filed as an Exhibit to Makeup.com’s Form 10-QSB for the quarter ended September 30, 2007 and filed on November 14, 2007	Filed
10.9	Amendment dated October 12, 2007 to Agreement between LifeTips and Makeup.com Limited	Included
14	Code of Ethics, filed as an Exhibit to Makeup.com’s annual report on Form 10-KSB, filed on March 29, 2006, and incorporated herein by reference.	Filed
21	Subsidiaries of the registrant	Included
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned duly authorized person.

MAKEUP.COM LIMITED

Dated: March 28, 2008	By:	/s/ Robert E. Rook
Robert E. Rook Director and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert E. Rook	President, Principal Executive Officer,	March 28, 2008
Robert E. Rook	and member of the Board of Directors

/s/ Munjit Johal	Principal Financial Officer	March 28, 2008
Munjit Johal	member of the Board of Directors