Form 10-Q
period 2008-03-31
Makeup.com LTD
filed 2008-05-15
CIK 1281198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the transition period from __________to__________

Commission file number 000-51225

MAKEUP.COM LIMITED
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	43-2041643 (I.R.S. Employer Identification No.)
3416 Via Lido, Suite F, Newport Beach, California, 92663-3976 (Address of principal executive offices)
1-866-347-5057 (Issuer’s telephone number)
(Former name, former address and former fiscal year, if changed since last report)

Indicate by checkmark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ X ] Yes  [   ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ] Yes  [ X ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of May 15, 2008 the registrant had 44,831,250 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MAKEUP.COM LIMITED
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current assets:
Cash	$21,422	$42,443
Accounts receivable, net of $0 and $250 in allowances	6,763	2,503
Inventory, net	397,750	340,896
Prepaid expenses and deposits	68,277	22,291

Total current assets	494,212	408,133

Fixed assets, net of $138,118 and $127,830
accumulated depreciation	35,768	46,056
Deposit	70,000	70,000
Intangible assets	333,334	333,334

Total assets	$933,314	$857,523

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$349,100	$303,572
Accrued liabilities	9,769	8,351
Accrued advertising fees	14,000	8,991
Accrued consulting fees	45,240	15,000
Accrued professional fees	51,884	76,488
Advances payable	6,899	6,901
Note payable	366,221	359,573
Convertible notes payable	4,191,236	3,805,208
Due to related parties	9,850	9,850
Deferred assets	568	2,652

Total current liabilities	5,044,767	4,596,586

Commitments and contingencies

Stockholders' deficit:
Common stock $0.001 par value, 200,000,000 authorized;
44,831,250 issued and outstanding at March 31, 2008 and
December 31, 2007	44,831	44,831
Accumulated deficit	(4,132,526)	(3,757,180)
Accumulated other comprehensive loss	(23,758)	(26,714)

Total stockholders' deficit	(4,111,453)	(3,739,063)

Total liabilities and stockholders' deficit	$933,314	$857,523

The accompanying notes are an integral part of these consolidated financial statements

MAKEUP.COM LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007
(UNAUDITED)

	2008	2007

Sales	$176,045	$109,594

Cost of goods sold	109,197	78,005

Gross profit	66,848	31,589

Operating expenses:

Selling, general and administrative	365,908	213,332

Net loss from continuing operations before interest expense
and discontinued operations	(299,060)	(181,743)

Interest expense	(76,286)	(6,575)

Net loss from continuing operations before discontinued operations	(375,346)	(188,318)

Loss from discontinued operations	-	(70,257)

Net loss	$(375,346)	$(258,575)

Net loss per share - basic and diluted:
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	-	(0.00)

Net loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding -
basic and diluted	44,831,250	44,831,250

The accompanying notes are an integral part of these consolidated financial statements

MAKEUP.COM LIMITED
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007

				Accumulated
	Common Stock Issued			Other
	Number of		Accumulated	Comprehensive
	Shares	Amount	Deficit	Income (Loss)	Total

Balance at January 1, 2007 (Audited)	44,831,250	$44,831	$(2,287,035)	$(10,017)	$(2,252,221)

Net loss for the three months
ended March 31, 2007	-	-	(258,575)	-	(258,575)

Foreign currency exchange gain	-	-	-	3,474	3,474

Comprehensive loss	-	-	-	-	(255,101)

Balance at March 31, 2007 (Unaudited)	44,831,250	44,831	(2,545,610)	(6,543)	(2,507,322)

Net loss for the nine months
ended December 31, 2007	-	-	(1,211,570)	-	(1,211,570)

Foreign currency exchange loss	-	-	-	(20,171)	(20,171)

Comprehensive loss	-	-	-	-	(1,231,741)

Balance December 31, 2007 (Audited)	44,831,250	44,831	(3,757,180)	(26,714)	(3,739,063)

Net loss for the three months
ended March 31, 2008	-	-	(375,346)	-	(375,346)

Foreign currency exchange gain	-	-	-	2,956	2,956

Comprehensive loss	-	-	-	-	(372,390)

Balance at March 31, 2008 (Unaudited)	44,831,250	$44,831	$(4,132,526)	$(23,758)	$(4,111,453)

The accompanying notes are an integral part of these consolidated financial statements

MAKEUP.COM LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 and 2007
(UNAUDITED)

	2008	2007

Cash flows from operating activities:
Net loss	$(375,346)	$(258,575)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	10,288	21,578
Changes in operating assets and liabilities:
Accounts receivable	(4,260)	16,028
Inventory	(56,854)	(43,326)
Prepaid expenses and deposits	(45,986)	(21,995)
Accounts payable	45,528	(129)
Accrued liabilities	1,418	713
Accrued advertising fees	5,009	909
Accrued consulting fees	30,240	-
Accrued professional fees	(24,604)	(3,423)
Interest on convertible notes payable	69,638	-
Interest on note payable	6,648	304
Due to related parties	-	9,253
Deferred assets	(2,084)	4,673

Net cash (used in) provided by operating activities	(340,365)	(273,990)

Cash flows from investing activities:
Acquisition of fixed assets	-	(12,477)

Net cash (used in) investing activities	-	(12,477)

Cash flows from financing activities:
Acquisition of domain name	-	(1)
Increase in convertible notes payable	316,390	-
(Decrease) increase in advances payable	(2)	295,837

Net cash provided by financing activities	316,388	295,836

Effects of foreign currency exchange	2,956	3,474

Net (decrease) increase in cash	(21,021)	12,843

Cash, beginning of the period	42,443	62,611

Cash, end of the period	$21,422	$75,454

Supplemental disclosure of non-cash investing and financing activities:
Cash paid during the period:
Taxes	$-	$-
Interest	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

1.  ORGANIZATION AND PRINCIPAL ACTIVITIES

Makeup.com Limited (Makeup.com) was incorporated on July 14, 2003 in the state of Nevada as Tora Technologies Inc. and is based in Newport Beach, California.  The Company’s principal business was marketing custom embroidery products and services through the internet until July 6, 2006, when the Company cancelled their Service Contract and discontinued the business. On October 20, 2006, Makeup.com acquired Makeup Incorporated (Makeup), a Nevada company incorporated on February 12, 2004.  Makeup is in the business of selling beauty products such as makeup and perfume on the Makeup.com website.  Makeup’s wholly owned subsidiary Online Makeup Inc. (Online) was incorporated under the laws of the Province of British Columbia in Canada on September 17, 2004.  Online was in the business of warehousing and managing Makeup’s inventory until March 2007 when Makeup moved their inventory to an independent fulfillment warehouse in the United States.  Since March 2007, Online has been inactive.

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

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the consolidated financial statements included in the Annual report on Form 10-KSB of Makeup.com Limited for the year ended December 31, 2007. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these consolidated unaudited financial statements and the related notes should be read in conjunction with the Company’s consolidated audited financial statements for the year ended December 31, 2007 included in the Company’s report on Form 10-KSB.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the consolidated results of operations or financial position for any period presented.

Inventories

Inventories are stated at the lower of cost or market under the first-in, first-out method. At March 31, 2008 and December 31, 2007, we wrote-off $0 and $34,203, respectively, in obsolete inventory. At March 31, 2008 and December 31, 2007 we had a $10,000 reserve for slow moving or obsolete inventory.

We have arrangements with certain drop shippers whereby we do not purchase or pay for merchandise until the merchandise is ultimately sold and shipped to our customer.

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable and payable.

At March 31, 2008 and December 31, 2007 the Company had approximately $21,000 and $42,000, respectively in cash that was not insured.  This cash is on deposit with a major chartered Canadian bank.  As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of this financial institution.  The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

Receivables arising from sales to customers are generally not significant individually and are not collateralized.  Management continually monitors the financial condition of its customers to reduce the risk of loss.  None of the Company’s end-user customers account for more than 10% of net revenues.  Substantially, all customers remit payment for their purchases through credit cards.  At March 31, 2008 and December 31, 2007, the Company had $6,145 and $1,898, respectively in trade accounts receivable from major credit card companies.

During the three month period ended March 31, 2008, purchases from one vendor totaled approximately $56,000 or 32% of net sales. During the year ended December 31, 2007, all of the Company’s purchases from vendors were less than 10% of net sales.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 was effective for the Company on January 1, 2008. The adoption of SFAS 157 did not have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.   SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 was effective for the Company on January 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements as the Company did not elect the fair value option for any of its financial assets or liabilities.

In June 2007, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date.  EITF 07-03 was effective for the Company on January 1, 2008.  The pronouncement did not have a material effect on our consolidated financial statements.

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In February 2008 the FASB staff issued Staff Position No. 157-2 (FSP FAS 157-2) Effective date of FASB Statement No.157.  FSP FAS 157-2 delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The provisions of FSP FAS 157-2 will be effective for the Company on January 1, 2009.

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133).   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  SFAS 161 will be effective for the Company on January 1, 2009.  The Company is currently evaluating the impact adoption of SFAS 161 may have on its financial statement disclosures.

3.  GOING CONCERN

From the date of inception, February 12, 2004 until June 2005, we were developing our website, Makeup.com, sourcing beauty products and establishing our warehouse and corporate operations.  During the first quarter of 2005, we began selling our beauty products on our website and subsequent to launching our website have been focused on increasing traffic to our website, increasing our product lines and generating sales.   We have accumulated a deficit of approximately $4.1 million to date and will require additional financing to support our operations until such time as we achieve positive cash flows from operations.  These factors raise substantial doubt about our ability to continue as a going concern.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon increasing traffic to our website, increasing our sales, increasing our product lines, globally expanding our sales market and controlling operating costs.  Based upon current plans, we expect to incur operating losses in future periods.  We plan to mitigate these operating losses through increasing traffic to our website, increasing sales, increasing our product lines and globally expanding our market.  We plan to obtain sufficient working capital through additional debt or equity financing, private loans and product sales.  There is no assurance that we will be able to increase traffic to our website, increase sales, increase product lines, globally expand our market or obtain working capital through additional debt or equity financing, private loans or product sales in the future.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.  BALANCE SHEET DETAIL

Inventories	March 31, 2008	December 31, 2007

Goods for resale	$355,428	$334,608
Promotional inventory	12,795	15,555
Goods in transit	39,527	733
Less: Reserve for slow moving or obsolete inventory	(10,000)	(10,000)
	$397,750	$340,896

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

4.  BALANCE SHEET DETAIL, continued

Prepaid expenses and deposits	March 31, 2008	December 31, 2007

Other prepaid deposits	$54,627	$1,852
Prepaid marketing	13,650	20,439
	$68,277,	$22,291

Fixed assets	March 31, 2008	December 31, 2007

Computer equipment and software	$173,866	$173,886

Book value	173,886	173,886
Less: accumulated depreciation	(138,118)	(127,830)
	$35,768	$46,056

During the year ended December 31, 2007, the Company recorded a loss on disposition of fixed assets of $7,996 due to closing Online’s warehouse in Canada and terminating the lease.

5.  ADVANCES PAYABLE

At March 31, 2008 and December 31, 2007, the Company had advances payable totaling $6,899 and $6,901, respectively, from third parties.  These advances are non-interest bearing, have no fixed terms of repayment and are unsecured.  During the year ended December 31, 2007, the Company reclassified $2,843,138 of advances payable through the issuance of convertible notes payable.  (Note 7)

6.  NOTE PAYABLE

At March 31, 2008 and December 31, 2007, the Company had a note payable in the amount of $333,333.  This note is payable on demand, unsecured and bears interest at 8% per annum.  At March 31, 2008 and December 31, 2007, $32,888 and $26,240, respectively, in interest had been accrued on this note.

7.  CONVERTIBLE NOTES PAYABLE

At March 31, 2008 and December 31, 2007, the Company had convertible notes payable totaling $4,191,236 and $3,805,208 respectively, including convertible accrued interest of $245,281 and $175,643 respectively.  These notes are payable on demand, unsecured, bear interest at 7% and are convertible into restricted shares of the Company’s common stock at the discretion of the lender at a conversion price of the lesser of (1) $0.50 per share and (2) a 20% discount to the closing market price of the Company’s common stock.   (Note 5)

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008
(UNAUDITED)

8.  DUE TO RELATED PARTIES

At March 31, 2008 and December 31, 2007, the Company was indebted to one of its directors in the amount of $9,850.

9.  COMMITMENTS

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

On August 31, 2007, the Company entered into a contract for services, whereby the Company has agreed to pay up to $116,380 (CDN$115,000) for one year for buyer, customer care management and administrative services.  The contract can be cancelled by either party upon thirty days written notice.

At March 31, 2008, the payments under the above agreements are as follows:

For the year ended March 31,	Amount
2009	$58,614

Lease Commitment

On March 1, 2007, the Company entered into an agreement with an independent warehouse in the United States whereby the warehouse will store, receive, relieve and ship inventory on behalf of the Company.  The agreement was for one year commencing March 1, 2007, renewable automatically on a yearly basis and requires a minimum storage fee of $3,400 per month.  In accordance with the agreement shipping and receiving services are charged on a per item basis.  On March 1, 2008 the agreement was automatically renewed for one year.

At March 31, 2008, the minimum future lease payments under our warehouse operating lease are as follows:

For the year ended March 31,	Amount
2009	$37,400

10.  SUBSEQUENT EVENT

On May 5, 2008, the Company agreed to convert $3,236,490 in convertible notes and accrued interest into 149,837,498 restricted shares of the Company’s common stock at a price of $0.0216 per share.  The per share price of $0.0216 was calculated at a discount of 20% of the market price for the Company’s stock on May 5, 2008.

Item 2.  Management’s Discussion and Analysis or Plan of Operation

 FORWARD-LOOKING STATEMENTS

The information in this quarterly report on Form 10-Q contains forward-looking statements.  These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expect”, “plan”, “intend”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue”, the negative of such terms or other comparable terminology.  Actual events or results may differ materially from those events or results included in the forward-looking statements.  In evaluating these statements, you should consider various factors, including the risks, outlined from time to time in the reports we file with the Securities and Exchange Commission.  Some, but not all, of these risks include, among other things:

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

GENERAL

This discussion and analysis should be read in conjunction with our interim unaudited consolidated financial statements and related notes included in this Form 10-Q and the audited consolidated financial statements and related notes thereto included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.  The inclusion of supplementary analytical and related information herein may require us to make estimates and assumptions to enable us to fairly present, in all material respects, our analysis of trends and expectations with respect to our results of operations and financial position taken as a whole.  Actual results may vary from the estimates and assumptions we make.

When we use the words “we”, “us” or “our” in this report, we are referring to Makeup.com Limited and its subsidiaries, which we sometimes refer to in this report as “Makeup” and “Online”.

OVERVIEW

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

Inventories

Inventories are stated at the lower of cost or market under the first-in, first-out method. At March 31, 2008 and December 31, 2007, we wrote-off $0 and $34,203 respectively, in slow moving and obsolete inventory.  Our March 31, 2008 inventory includes a $10,000 reserve for slow moving or obsolete inventory.

We have arrangements with certain drop shippers whereby we do not purchase or pay for merchandise until the merchandise is ultimately sold and shipped to our customer.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, trade accounts receivable and payables.

At March 31, 2008 and December 31, 2007, we had approximately $21,000 and $42,000, respectively in cash that was not insured.  This cash is on deposit with a large chartered Canadian bank.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Receivables arising from sales to customers are generally not significant individually and are not collateralized.  We continually monitor the financial condition of our customers to reduce the risk of loss.  None of our end-user customers account for more than 10% of net revenues.  Substantially all of our customers remit payment for their purchases through credit cards.  At March 31, 2008 and December 31, 2007 we had $6,145 and $1,898, respectively in trade accounts receivable from major credit card companies.

During the three month period ended March 31, 2008, purchases from one vendor totaled approximately $56,000 or 32% of net sales.  The product purchased from this vendor was a one time special purchase; we do not plan on purchasing this quantity of product from this vendor again.  During the year ended December 31, 2007, all of the Company’s purchases from vendors were less than 10% of net sales. Because our industry is based on personal taste and fashion trends, the popularity of brands or products within a brand rises and falls.  As a result, we expect our vendors, and the amount of product we purchase from them, to change frequently.

Advertising

Advertising costs consist primarily of online advertising including affiliate marketing program, e-mail campaigns and other initiatives.  We pay commissions to participants in our affiliate marketing program when their customer referrals result in product sales.

Advertising expenses also consist of public relations expenditures to third parties, and to a lesser extent, traditional advertising such as advertisements in magazines.

Advertising and other promotional costs are expensed as incurred to selling, general and administrative expenses and amounted to approximately $57,428 and $50,330 for the three months ended March 31, 2008 and 2007, respectively.

We include some inventory items in our free gift bags.  The cost of these items is charged to advertising and promotion expense at the time the gift bags are committed as promotional items.  During the three months ended March 31, 2008 and 2007 $2,760 and $0 respectively, in free gift bags were expensed to advertising and promotion.

Revenue Recognition

We recognize revenue when goods are shipped to the customer and upon transfer of title and risk of loss of the related products to the customer.  Revenue is recorded net of allowances for customer sales incentives and rebates.  The allowances are accrued concurrently with the recognition of revenue and are determined based primarily upon customer arrangements and historical data.  We account for these incentives in accordance with Emerging Issues Task Force (EITF) No. 01-09 (EITF 01-09), Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, which affirms that the payment of consideration by a vendor to a customer should not be recognized as an asset of the vendor and further affirms that the payment should be accounted for as a reduction of revenues.

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

During the three months ended March 31, 2008 and 2007 our purchase discounts were $15,277 and $4,139, respectively, that as a percentage of sales was an increase of 5%.  This increase was primarily due to promotional discounts offered during the first quarter of 2008.

During the three months ended March 31, 2008 and 2007 our product returns amounted to $4,076 and $4,249 respectively, which as a percentage of sales was a decrease of 2%.

Cost of Sales

Cost of sales includes freight-in, the actual cost of merchandise sold, cost of shipping billed to customers, inventory shrinkage, obsolete inventory write-offs, and warehouse inventory receiving costs.

Shipping costs in excess of those billed to customers and handling costs are included in our selling, general and administrative costs.  During the three months ended March 31, 2008 and 2007 we had excess shipping costs of $15,504 and $21,927.  We did not have handling costs until we moved our warehouse in March of 2007.  Our handling costs for the three months ended March 31, 2008 and from March 7, 2007, the date of our warehouse move, to March 31, 2007 were $11,753 and $1,368, respectively.

Recent Accounting Pronouncements

Refer to Note 2 of our Notes to Consolidated Financial Statements included in our Form 10-KSB for the fiscal year ended December 31, 2007 for a discussion of recent accounting standards and pronouncements.  Accounting pronouncements that have been issued or adopted subsequent to December 31, 2007 are described below:

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 was effective for us on January 1, 2008. The adoption of SFAS 157 did not have a significant impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.   SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS 159 was effective for us on January 1, 2008. The adoption of SFAS 159 did not have a material impact on our consolidated financial statements as  we did not elect the fair value option for any of our financial assets or liabilities.

In June 2007, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date.  EITF 07-03 was effective for us on January 1, 2008.  The pronouncement did not have a material effect on our consolidated financial statements.

In February 2008 the FASB staff issued Staff Position No. 157-2 (FSP FAS 157-2) Effective date of FASB Statement No.157.  FSP FAS 157-2 delayed the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  The provisions of FSP FAS 157-2 will be effective for us on January 1, 2009.

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133).   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  SFAS 161 will be effective for us on January 1, 2009.  We are currently evaluating the impact that adoption of SFAS 161 may have our financial statement disclosures.

OUR OBJECTIVES AND AREAS OF FOCUS

During the three months ended March 31, 2008, we continued with the implementation of many new and different marketing and website initiatives with the ultimate goal of increasing sales.  These initiatives included:

(a)	Providing free gifts and samples with every order,
(b)	Implementing a makeup.com online forum,
(c)	Continuing to improve the capacity and speed of order fulfillment and implement cost saving shipping methods,
(d)	Implementing Pay Pal and Google checkout payment processing systems,
(e)	Expanding our website layout and design to allow for new marketing techniques, improved navigation, and additional product offerings,
(f)
Working with and sourcing out additional content providers, whereby the content providers direct additional traffic to our websites as well as provide communication to our customers about beauty products,

(g)	Implementing a new discount website called discount.makeup.com and
(h)	Expanding the number of brands we offer; we now offer in excess of 70 brands.

As part of our continuing efforts to improve our websites, on August 13, 2007, we signed a one year agreement with LifeTips, Inc. Under the terms of the contract LifeTips agreed to design and deliver a fully functional tips and advice center for our websites as well as on the LifeTips website under the sub-domain www.make-up.lifetips.com.  The agreement was for one year, commencing September 1, 2007 and required a payment of $65,795 to be made over a six month period.  On October 1, 2007, this agreement was amended to include computer consulting work in the areas of search engine optimization, content and link strategy to improve visibility, brand recognition, conversion rates and sales.  As a result of these changes we agreed to pay $124,895 to LifeTips over a nine month period.  At March 31, 2008 we had paid or had payable $112,897 on this contract. The agreement is cancellable at our option.

On August 31, 2007, we entered into a contract for services with Savvy Office Solutions, whereby we agreed to pay up to $111,878 (CDN$115,000) for one year of buyer, customer care management and administrative services.  This contract can be cancelled by either party upon thirty days written notice.

We have been focusing on refining our customer service policies, enhancing our existing website, and improving our product selection with the goal of increasing sales and the overall customer experience by:

(a)	Continuing to source and engage new boutique brands (BOD, Besame, NVEY Eco),
(b)	Continuing to work with existing vendors to update and enhance brand pages with brand background, articles, press, product information, and exclusive tips and tricks,
(c)	Continuing to work with existing vendors to secure ongoing gift with purchase and sampling program participation,
(d)	Participating in new product launches from existing brands in order to maintain and ensure the best and most current ongoing product mix on our websites,
(e)	Attempting to improve existing vendor rapport through regular contact, collaboration, and reporting,
(f)	Researching market trends and emerging brands and,
(g)	Revamping the returns policy to disallow returns of opened and/or used products in an effort to cut down on costs and reduce return rates.

As a result of these efforts, for the three months ended March 31, 2008 our sales increased to $176,045, an increase of $66,451 or 61%, compared to $109,594 at March 31, 2007.

In order to offer a wider range of products and easier website navigation, during 2007, we launched a separate website for our classic brand products. Our boutique brands will remain on the current makeup.com website, whereas our classic brands are now offered on discount.makeup.com.  This change should improve customer website navigation, brand recognition, our relationship with vendors, and allow for additional flexibility with shipping and promotional offers.

During 2008 we will continue to focus our attention on increasing sales. We hope to accomplish this by implementing the following:

(a)	Brand expansion – We plan to continue expanding our line of boutique products, top of the line products and the most sought after brands.
(b)	Continuing to work with existing vendors to update and enhance brand pages with brand background, articles, press, product information, and exclusive tips and tricks,
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
(f)
Beauty related information – Through our contract with LifeTips, we plan to continue adding both beauty tips and beauty article content on our website under our Beauty Tips section. This information is targeted as a value added proposition as well as a marketing strategy.

(g)
Click advertising - We plan to test and implement a Google AdSense program within the Beauty Tips section of the website. The Google AdSense program allows text and banner advertising to be integrated into content on a given page. We will receive revenue when an ad is clicked.

In an effort to expand and retain our current customer base we intend to continue to implement and expand marketing, branding and customer loyalty programs, such as:

(a)	Offering gift certificates,
(b)	Introducing customer incentive/loyalty programs to reward our customers for new referrals as well as current purchases,
(c)	Creating a customer ‘wish list’ (“gift registry”),
(d)	Introducing value added contents over and above our current beauty tips section, and
(e)	Offering more shipping options.

Our sales are directly related to traffic to our websites and the ability to convert such traffic to sales.  At March 31, 2008 and 2007, our paid conversion rates were 2.14% and 1.36% respectively.  At March 31, 2008 and 2007, our conversion rates for all traffic and sales on our websites were 0.81% and 0.56%, respectively.  Our promotional plans and programs, which include free and discounted shipping charges for large orders, product discounts of up to 50%, free gifts with purchases, a no hassle return policy, and customer coupons and credits, are designed to increase sales.  As a result of these programs, during the first quarter of 2008 we were able to increase sales, and more importantly, increase the size of the average sales order, from $54.85 for the three months ended March 31, 2007 to $59.27 for the three months ended March 31, 2008.  Additionally, we continue to perform market research to gain a better understanding of trends.  This research will enable us to determine the optimum quantity and best mix of products to inventory.  Once we have determined our optimum product mix we expect to increase our inventory turnover and reduce write-offs due to slow moving and obsolete inventory.  This may also result in less reliance on the promotional plans and programs we now depend on to increase our sales, thus increasing the dollar amount of net sales.

Over the next year we intend to remain focused on growth, maintenance, and increasing sales and the overall customer experience by:

a)	Maintaining ongoing relationships with existing vendors,
b)	Specifically targeting key cornerstone brands that we have determined will have a significant impact on our sales,
c)
Based on the high customer demand for natural, organic and mineral based products, continuing to source out and develop relationships with new boutique brands in the natural, organic and mineral makeup niches,

d)	Researching appropriate brand additions to increase choice in the color cosmetics segment of our websites,
e)	Coordinating with new and existing brands to facilitate expansion of our existing customer base,
f)	Continuing to work on effective merchandising techniques and brand development on our websites,
g)	Researching related niche expansion areas (natural additions to a beauty site) that may have the potential to both increase sales and add to customer satisfaction,
h)	Continuing to monitor inventory levels to ensure product is being sold within freshness time frames, and creating targeted promotions to sell slow moving product, and
i)	Continuing to ensure that customers are satisfied with their overall experience on our websites as a one-stop shopping destination for beauty products.

CHALLENGES AND RISKS

From the date of inception, February 12, 2004 until June 2005, we were developing our makeup.com website, sourcing beauty products and establishing our warehouse and corporate operations.  During the first quarter of 2005, we began selling beauty products on our website.  We have accumulated a deficit of approximately $4.1 million from inception to March 31, 2008.  Our expenses exceed our revenues, and we anticipate that this will continue during the next 12 months.  Therefore, we will require additional capital to support our operations while we attempt to increase our sales, increase our product lines and expand our sales outside the United States.  We have no committed sources of capital.  We plan to continue to fund our expansion and operations for at least the next twelve months primarily through debt or equity financings, although we cannot guarantee you that we will be successful in raising funds.  We expect to reduce our reliance on these sources of financing if our sales revenues increase.  We plan to mitigate our operating losses through increasing traffic to our websites, increasing sales, controlling our operating costs and expanding our market outside of the United States.  However, failure to generate sufficient revenues or raise working capital will adversely affect our ability to achieve these objectives.  Our financial statements do not include any adjustments that might result from the outcome of these uncertainties or be necessary if we are unable to continue as a going concern.

OPERATIONS REVIEW

For the three month period ended March 31, 2008, we had a net loss of $375,346.  As of March 31, 2008, our current assets consisted of a cash balance of $21,422, accounts receivable of $6,763, inventory of $397,750, and prepaid expenses and deposits of $68,277.  When these current assets are offset against our current obligations of $349,100 in accounts payable, $9,769 in accrued liabilities, $14,000 in accrued advertising fees, $45,240 in accrued consulting fees, $51,884 in accrued professional fees, $6,899 in advances payable, a note payable on demand in the amount of $366,221 including accrued interest of $32,888, convertible notes payable on demand in the amount of $4,191,236 including accrued interest of $245,281, $9,850 due to related parties and $568 in deferred rent, we are left with a working capital deficit of $4,550,555.

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

Over the next twelve months we expect our gross margin to increase because we will not have the logistical and technical problems that arose during our warehouse move, we expect our sales to continue to grow at a steady rate and we do not anticipate having to manage a significant amount of slow moving or obsolete inventory. During the first quarter of 2008 our gross profit as a percentage of sales increased by 9% from 29% for the three months ended March 31, 2007 to 38% for the three months ended March 31, 2008.  Over the next twelve months we anticipate that our gross margin will be below our targeted objective because we are still focusing on growing our business and determining our optimum product mix.  Due to better monitoring, changes in product mix and changes in our purchasing policies we expect to have a minimal amount of slow moving or obsolete inventory in the future.

Over the next twelve months we expect our operating expenses to increase, primarily in the advertising and promotion, consulting, professional and warehousing areas due to sourcing out new product lines, implementing new marketing programs, making improvements to our websites, complying with regulatory requirements and, as our sales and the amount of inventoried products increase, we expect our warehouse rent and handling costs to increase.

We expect to continue to invest in several areas of technology and website content, including web services expansion, enhanced editorial beauty content, search engine optimization, merchandising selection, and technology infrastructure to enhance the customer experience and improve our website navigation process.  We believe that by enhancing our customer’s experience and providing more up to date information we will generate increased traffic and customer loyalty. Our challenge is to continue to build and improve innovative and efficient websites that will enable us to continue to gain market share in the competitive online beauty industry.

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

Online marketing plans include pay-per-click and cost-per-acquisition adverting with Google, Yahoo/Overture, Yahoo Paid Inclusion, MSN, and MSN Shopping. Interactive marketing campaigns are planned for social networking sites such as Facebook. We plan to continue our affiliate programs with companies such as Commission Junction. We also plan to explore cross-promotional advertising opportunities with online websites in the beauty and fashion industry.

While we focus on the continual growth and development of our customer base and expansion of our product offerings, we expect our web based cosmetic revenues will be insufficient to satisfy our operational and working capital requirements.  In order to meet our working capital requirements over the next year, we plan to continue to raise funds through private loans and private placements of our debt or equity securities, and to seek partnerships with larger, well-known suppliers.

On May 5, 2008, we agreed to convert $3,236,490 in convertible notes and accrued interest into 149,837,498 restricted shares of our common stock at a price of $0.0216 per share.  The price per share of $0.0216 was calculated at a discount of 20% of the market price for our stock on May 5, 2008.  The issuance of these additional shares and any other additional shares will result in dilution to our existing shareholders.

We are not involved in conducting any research and development activities.

Related-Party Transactions

At March 31, 2008, we were indebted to a director in the amount of $9,850 for expenses he incurred on our behalf.  Other than the foregoing, we do not have any loans or advances payable to any of our directors or officers and we do not have any commitments in place to pay administrative or directors’ fees to any related parties. To date our directors and officers have performed their services without compensation and to date we have not determined how our officers will be compensated.

Other Trends, Events or Uncertainties that may Impact Results of Operations or Liquidity

We sell products that are purchased with discretionary income.  Due to the downturn in the U.S. economy, consumers may have less discretionary income to spend on non-essential items.  The economic downturn may also make it harder for us to raise capital if we need it.  Therefore, in the future, the economic downturn may have a material adverse effect on our ability to raise operating capital as well as on our revenues and results of operations.  Other than as discussed in this quarterly report, we know of no other trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

Overall Results of Operations

During the three months ended March 31, 2008, we incurred a net loss of $375,346 which is an increase of $116,771 from our net loss of $258,575 for the three months ended March 31, 2007.

The increased loss was primarily due to increases in administrative expenses, consulting fees and interest on our convertible debt.

Revenues

Our sales increased by $66,451 or 61% from $109,594 for the three months ended March 31, 2007 to $176,045 for the three months ended March 31, 2008.

Our revenues were from sales made on our websites.  The products offered on our websites include merchandise we have purchased for resale from vendors and third party distributors.  The increase in our sales was primarily due to increased traffic to our websites and promotional sales.

We expect our revenues to steadily increase over the next year due to increased customer traffic through search engine optimization, entering into strategic advertising contracts with companies such as LifeTips, increases in our web related advertising, offering a broader range of products and product lines, implementing customer purchasing incentives, adding informative beauty tips and bi-monthly customer newsletters, moving our classic brands to the www.discount.makeup.com website and offering customers a wider variety of payment options.  However, in order to become profitable we will need to exercise tight control over our expenses, which have continued to rise along with our revenues.  We cannot guarantee that our efforts to control our expenses will be successful.

Cost of Goods Sold and Gross Profit

Our cost of goods sold increased by $31,192 or 40% from $78,005 for the three months ended March 31, 2007 to $109,197 for the three months ended March 31, 2008. The increase in cost of goods sold was primarily attributable to the 61% increase in our sales

Our gross profit increased by $35,259 or 112% from $31,589 for the three months ended March 31, 2007 to $66,848 for the three months ended March 31, 2008. This increase in gross profit was due to the increase in our sales.

Over the next year we expect our gross profit to increase, however we anticipate it will still be below our targeted objectives because we will still be offering our customers incentives in an effort to reward repeat customers and increase traffic to our websites.  We anticipate improving our gross margin through:

(1)	eliminating or reducing costly incentive programs such as free or reduced shipping costs,
(2)	using alternative shipping options to reduce shipping costs,
(3)	increasing market share by increasing traffic to our websites,
(4)	determining optimum product mix in an effort to alleviate slow moving and obsolete inventory problems and to maximize inventory turns, and
(5)	increasing product sourcing directly from the manufacturers in an effort to obtain more competitive purchase pricing.

Operating Expenses

Our operating expenses increased by $152,576 or 72% from $213,332 for the three months ended March 31, 2007 to $365,908 for the three months ended March 31, 2008.  This increase was primarily due to increases in the following categories: $71,000 in administrative fees due to regulatory compliance and accounting services; $64,000 in consulting fees primarily due to our contracts with LifeTips and Savvy; $8,000 in professional fees associated with regulatory compliance, $7,000 in advertising and promotion due to the free gift bags created for customer promotions, advertising and promotion costs associated with advertising products on our website and programs aimed at increasing traffic to our websites.  Our warehouse rent, warehouse handling fees and warehousing expenses increased by a total of $21,000 because all of our warehousing rent and expenses for the three months ended March 31, 2008 were reclassified to discontinued operations when we closed down Online.  These increases were offset by decreases of approximately $10,000 in depreciation because the majority of our fixed assets have been fully depreciated, $7,000 in travel which was higher in the prior quarter because of our warehouse relocation and $6,000 in delivery costs over collection due to the move of our warehouse to Washington state.

Interest Expense

During the three months ended March 31, 2008 and 2007 our interest expense was $76,286 and $6,575 respectively.  The increase of $69,711 was due to the issuance of the convertible notes payable.

Loss from Discontinued Operations

Until March 2007, our subsidiary, Online, was in the business of warehousing and managing our inventory. In March 2007, we moved our inventory to an independent fulfillment warehouse in the United States and we wound-up Online’s business operations.  As a result of the wind up we reclassified Online’s net loss of $70,257 for the three months ended March 31, 2007, to net loss from discontinued operations.

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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

At March 31, 2008, we had a cash balance of $21,422 and negative cash flows from operations of $340,365.  During the three months ended March 31, 2008, we primarily funded our operations through sales and convertible notes payable.

The notes to our consolidated financial statements at March 31, 2008 disclose our uncertain ability to continue as a going concern.  We have insufficient revenues to cover our expenses while we are establishing and expanding our customer and product base and as a result have accumulated a deficit (including accumulated other comprehensive loss) of $4,156,284 since inception.  As of March 31, 2008 we had $5,044,767 in current liabilities.  When our current liabilities are offset against our current assets of $494,211 we are left with a working capital deficit of $4,550,555.  While we have successfully generated sufficient working capital and liquidity through web sales, advances, a note payable and convertible notes payable to the date of this filing and we believe that we can continue to do so for the next year, there are no assurances that we will succeed in developing our business plan and achieving a profitable level of operations sufficient to meet our ongoing cash needs.

The following table summarizes our sources and uses of cash for the three months ended:

	March 31,
Sources and Uses of Cash	2008	2007
Net cash used in operating activities	$(340,365)	$(273,990)
Net cash used in investing activities	-	(12,477)
Net cash provided by financing activities	316,388	295,836
Effects of foreign currency exchange	2,956	3,474
Net (decrease) increase in cash	$(21,021)	$12,843

Net Cash Used In Operating Activities

Net cash used in operating activities during the three months ended March 31, 2008 was $340,365.  We increased our inventory by $56,854, had an increase in accounts receivable of $4,260, spent an additional $45,986 on prepaid expenses and deposits, paid down our professional fees by $24,604, and our deferred assets decreased by $2,084 due to our warehouse lease.  These uses of cash were funded through increases of $45,528 in accounts payable, $1,418 in accrued liabilities, $5,009 in accrued advertising fees, $30,240 in accrued consulting fees, $6,648 in interest accrued on the note payable, $69,638 in interest accrued on our convertible notes payable and depreciation in the amount of $10,288.

Net Cash From Investing Activities

During the three months ended March 31, 2008, we did not have any investing activities.

Net Cash Provided By Financing Activities

During the three months ended March 31, 2008, we received cash of $316,390 and issued convertible notes payable in exchange for this cash.

CONTINGENCIES AND COMMITMENTS

Contractual Obligations

We had no contingencies at March 31, 2008. Our long term contractual obligations and commitments are a lease commitment with our warehouse in Sumner, Washington; a letter agreement for consulting and advertising with LifeTips, Inc; and a consulting contract with Savvy Office Solutions for customer care management and administrative services. These contractual obligations and commitments are summarized in the table below.

We have not included our note payable or convertible notes payable in our contractual obligation table because the note payable and convertible notes payable are due on demand and we do not know when they will be repaid.  We have not included advances payable in the following table because these liabilities have no fixed term of repayment.

The following table contains supplemental information regarding total contractual obligations and commitments as of March 31, 2008:

		Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Lease commitments	$37,400	$37,400	$0	$0	$0
Letter agreement	$11,998	$11,998	$0	$0	$0
Contract for services	$46,616	$46,616	$0	$0	$0

Total	$96,014	$96,014	$0	$0	$0

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to include this information.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on such evaluation, our chief executive officer and our chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes to our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable

Item 1A.  Risk Factors.

Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.  Defaults Upon Senior Securities.

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Title
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

(1) Incorporated by reference from the registrant’s registration statement on Form SB-2, SEC File No. 333-113333, filed with the Securities and Exchange Commission on March 5, 2004.
(2) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21,2006.
*Filed herewith.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, Makeup.com Limited has caused this report to be signed on its behalf by the undersigned duly authorized person.

MAKEUP.COM LIMITED

Date: May 15, 2008	By:	/s/ Robert E. Rook
Robert E. Rook Chief Executive Officer and President