Form 10-Q
period 2008-06-30
Makeup.com LTD
filed 2008-08-14
CIK 1281198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended June 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the transition period from __________to__________

Commission file number 333-139312

MAKEUP.COM LIMITED
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	43-2041643 (I.R.S. Employer Identification No.)
3416 Via Lido, Suite F, Newport Beach, California, 92663-3976 (Address of principal executive offices)
866-347-5057 (Issuer’s telephone number)
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [   ] Yes  [ X ] No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of August 12, 2008 the registrant had 9,733,442 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MAKEUP.COM LIMITED
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS

Current assets:
Cash	$19,620	$42,443
Accounts receivable, net of $85,369 and $250 in allowances	9,697	2,503
Inventory, net	382,033	340,896
Prepaid expenses and deposits	14,007	22,291

Total current assets	425,357	408,133

Fixed assets, net of $146,332 and $127,830
accumulated depreciation	27,555	46,056
Deposit	70,000	70,000
Intangible assets	333,334	333,334

Total assets	$856,246	$857,523

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$369,632	$303,572
Accrued liabilities	6,904	8,351
Accrued advertising fees	6,600	8,991
Accrued consulting fees	27,998	15,000
Accrued professional fees	31,563	76,488
Advances payable	16,815	6,901
Note payable	372,852	359,573
Convertible notes payable	1,246,570	3,805,208
Due to related parties	9,971	9,850
Deferred assets	-	2,652

Total current liabilities	2,088,905	4,596,586

Commitments and contingencies

Stockholders' deficit:
Common stock $0.001 par value, 200,000,000 authorized;
194,668,748 issued and outstanding at June 30, 2008 and 44,831,250
issued and outstanding at December, 31 2007	194,668	44,831
Additional paid in capital	3,086,653	-
Accumulated deficit	(4,486,246)	(3,757,180)
Accumulated other comprehensive loss	(27,734)	(26,714)

Total stockholders' deficit	(1,232,659)	(3,739,063)

Total liabilities and stockholders' deficit	$856,246	$857,523

The accompanying notes are an integral part of these consolidated financial statements

MAKEUP.COM LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 and 2007
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Sales	260,952	104,364	$436,997	$213,958

Cost of goods sold	186,679	73,717	295,876	151,722

Gross profit	74,273	30,647	141,121	62,236

Operating expenses:

Selling, general and administrative	381,009	268,872	746,917	482,204

Net loss from continuing operations before interest expense and discontinued operations	(306,736)	(238,225)	(605,796)	(419,968)

Interest expense	(46,984)	(58,976)	(123,270)	(65,551)

Net loss from continuing operations before discontinued operations	(353,720)	(297,201)	(729,066)	(485,519)

Loss from discontinued operations	-	(54,767)	-	(125,024)

Net loss	$(353,720)	$(351,968)	$(729,066)	$(610,543)

Net loss per share - basic and diluted:
Continuing operations	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Discontinued operations	-	-	-	-

Net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	138,685,507	44,831,250	91,758,378	44,831,250

The accompanying notes are an integral part of these consolidated financial statements

MAKEUP.COM LIMITED
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 and 2007
(UNAUDITED)

					Accumulated
	Common Stock Issued		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at January 1, 2007	44,831,250	$44,831	$-	$(2,287,035)	$(10,017)	$(2,252,221)

Net loss for the six months
ended June 30, 2007	-	-	-	(610,543)	-	(610,543)

Foreign currency exchange loss	-	-	-	-	(8,659)	(8,659)

Comprehensive loss	-	-	-	-	-	(619,202)

Balance at June 30, 2007	44,831,250	44,831	-	(2,897,578)	(18,676)	(2,871,423)

Net loss for the six months
ended December 31, 2007	-	-	-	(859,602)	-	(859,602)

Foreign currency exchange loss	-	-	-	-	(8,038)	(8,038)

Comprehensive loss	-	-	-	-	-	(867,640)

Balance at December 31, 2007	44,831,250	44,831	-	(3,757,180)	(26,714)	(3,739,063)

Shares issued for debt	149,837,498	149,837	3,086,653	-	-	3,236,490

						(502,573)
Net loss for the six months
ended June 30, 2008	-	-	-	(729,066)	-	(729,066)

Foreign currency exchange loss	-	-	-	-	(1,020)	(1,020)

Comprehensive loss	-	-	-	-	-	(730,086)

Balance at June 30, 2008	194,668,748	$194,668	$3,086,653	$(4,486,246)	$(27,734)	$(1,232,659)

The accompanying notes are an integral part of these consolidated financial statements

MAKEUP.COM LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 and 2007
(UNAUDITED)

	2008	2007

Cash flows from operating activities:
Net loss	$(729,066)	$(610,543)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	18,501	43,064
Loss on disposal of fixed assets	-	6,418
Changes in operating assets and liabilities:
Accounts receivable	(7,194)	3,095
Inventory	(41,137)	(100,170)
Prepaid expenses and deposits	8,284	8,183
Accounts payable	66,060	2,042
Accrued liabilities	(1,447)	(5,924)
Accrued advertising fees	(2,391)	1,539
Accrued consulting fees	12,998	-
Accrued professional fees	(44,925)	(44,277)
Interest on convertible notes payable	109,885	52,458
Interest on note payable	13,279	13,223
Due to related parties	121	9,032
Deferred assets	(2,652)	3,273

Net cash (used in) provided by operating activities	(599,684)	(618,587)

Cash flows from investing activities:
Proceeds on disposal of fixed assets	-	1,321
Acquisition of fixed assets	-	(13,644)

Net cash (used in) investing activities	-	(12,323)

Cash flows from financing activities:
Acquisition of domain name	-	(1)
Increase in convertible notes payable	567,967	310,000
Increase in advances payable	9,914	299,934

Net cash provided by financing activities	577,881	609,933

Effects of foreign currency exchange	(1,020)	(8,659)

Net (decrease) increase in cash	(22,823)	(29,636)

Cash, beginning of the period	42,443	62,611

Cash, end of the period	$19,620	$32,975

Supplemental disclosure of non-cash investing and financing activities:
Cash paid during the period:
Taxes	$-	$-
Interest	$-	$-

Non-cash changes in assets and liabilities
Advances payable converted to convertible notes payable	$-	$2,843,138
Account receivable offset against interest payable	$-	$6,271
Conversion of convertible notes payable into common stock of the Company	$(3,034,122)	$-
Conversion of interest on convertible notes payable into common stock of the Company	$(202,368)	$-
Issuance of common stock of the Company for debt	$3,236,490	$-

The accompanying notes are an integral part of these consolidated financial statements

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

1.  ORGANIZATION AND PRINCIPAL ACTIVITIES

Makeup.com Limited (Makeup.com) was incorporated on July 14, 2003 in the state of Nevada as Tora Technologies Inc. and is based in Newport Beach, California.  The Company’s principal business was marketing custom embroidery products and services through the Internet until July 6, 2006, when the Company cancelled its Service Contract and discontinued the business. On October 20, 2006, Makeup.com acquired Makeup Incorporated (Makeup), a Nevada company incorporated on February 12, 2004.  Makeup is in the business of selling beauty products such as makeup and perfume on the Makeup.com website.  Makeup’s wholly owned subsidiary, Online Makeup Inc. (Online), was incorporated under the laws of the Province of British Columbia in Canada on September 17, 2004.  Online was in the business of warehousing and managing Makeup’s inventory until March 2007 when Makeup moved the inventory to an independent fulfillment warehouse in the United States.  Since March 2007, Online has been inactive.

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

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-KSB of Makeup.com Limited for the year ended December 31, 2007. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these consolidated unaudited financial statements and the related notes should be read in conjunction with the Company’s consolidated audited financial statements for the year ended December 31, 2007 included in the Company’s report on Form 10-KSB.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the consolidated results of operations or financial position for any period presented.

Inventories

Inventories are stated at the lower of cost or market under the first-in, first-out method. During the six months ended June 30, 2008 and 2007, we wrote-off $1,265 and $12,906, respectively, in obsolete inventory. At June 30, 2008 and December 31, 2007 we had a $10,000 reserve for slow moving or obsolete inventory.

We have arrangements with certain drop shippers whereby we do not purchase or pay for merchandise until the merchandise is ultimately sold and shipped to our customer.

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable and payable.

At June 30, 2008 and December 31, 2007 the Company had approximately $20,000 and $42,000, respectively in cash that was not insured.  This cash is on deposit with a major chartered Canadian bank.  As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of this financial institution.  The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

Receivables arising from sales to customers are generally not significant individually and are not collateralized.  Management continually monitors the financial condition of its customers to reduce the risk of loss.  None of the Company’s end-user customers account for more than 10% of net revenues.  Substantially, all customers remit payment for their purchases through credit cards.  At June 30, 2008 and December 31, 2007, the Company had $6,176 and $1,898, respectively in trade accounts receivable from major credit card companies.

During the six months ended June 30, 2008, purchases from one vendor totaled approximately $127,345 or 21% of net sales. During the six months ended June 30, 2008, the Company returned $85,273 in product to this vendor, all of which has been recorded in the allowance for doubtful accounts.  (Note 11)  During the six months ended June 30, 2007, all of the Company’s purchases from vendors were less than 10% of net sales.

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
JUNE 30, 2008
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

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133).   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  SFAS 161 will be effective for the Company on January 1, 2009.  The Company is currently evaluating the impact adoption of SFAS 161 may have on its consolidated financial statement disclosures.

In May, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the U.S. Securities and Exchange Commission’s (SEC's) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently reviewing the effect, if any; the proposed guidance will have on its consolidated financial statement disclosures.

In May, 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; disclosure requirements in paragraphs 30(g) and 31 are effective for the first period (including interim periods) beginning after May 23, 2008. We do not expect the adoption of SFAS 163 to have a significant impact on our consolidated financial statements.

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

3.  GOING CONCERN

From the date of inception, February 12, 2004 until June 2005, we were developing our website, Makeup.com, sourcing beauty products and establishing our warehouse and corporate operations.  During the first quarter of 2005, we began selling our beauty products on our website and subsequent to launching our website have been focused on increasing traffic to our website, increasing our product lines and generating sales.   We have accumulated a deficit of approximately $4.5 million to date and will require additional financing to support our operations until such time as we achieve positive cash flows from operations.  These factors raise substantial doubt about our ability to continue as a going concern.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon increasing traffic to our website, increasing our sales, increasing our product lines, globally expanding our sales market and controlling operating costs.  Based upon current plans, we expect to incur operating losses in future periods.  We plan to mitigate these operating losses through increasing traffic to our website, increasing sales, increasing our product lines and globally expanding our market.  We plan to obtain sufficient working capital through additional debt or equity financing, private loans and product sales.  There is no assurance that we will be able to increase traffic to our website, increase sales, increase product lines, globally expand our market or obtain working capital through additional debt or equity financing, private loans or product sales in the future.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.  BALANCE SHEET DETAIL

Inventories	June 30, 2008	December 31, 2007

Goods for resale	$378,811	$334,608
Promotional inventory	9,865	15,555
Goods in transit	3,357	733
Less: Reserve for slow moving or obsolete inventory	(10,000)	(10,000)
	$382,033	$340,896

Prepaid expenses and deposits	June 30, 2008	December 31, 2007

Other prepaid deposits	$2,528	$1,852
Prepaid marketing	11,479	20,439
	$14,007	$22,291

Fixed assets	June 30, 2008	December 31, 2007

Computer equipment and software	$173,887	$173,886

Book value	173,887	173,886
Less: accumulated depreciation	(146,331)	(127,830)
	$27,555	$46,056

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

5.  ADVANCES PAYABLE

At June 30, 2008 and December 31, 2007, the Company had advances payable totaling $16,815 and $6,901, respectively, from third parties.  These advances are non-interest bearing, have no fixed terms of repayment and are unsecured.  At June 30, 2008 and December 31, 2007, the Company reclassified $0 and $2,843,138 respectively, in advances payable through the issuance of convertible notes payable. (Note 7)

6.  NOTE PAYABLE

At June 30, 2008 and December 31, 2007, the Company had a note payable in the amount of $333,333.  This note is payable on demand, unsecured and bears interest at 8% per annum.  At June 30, 2008 and December 31, 2007, $39,519 and $26,240, respectively, in interest had been accrued on this note.

7.  CONVERTIBLE NOTES PAYABLE

At June 30, 2008 and December 31, 2007, the Company had convertible notes payable totaling $1,246,570 and $3,805,208 respectively, including convertible accrued interest of $83,160 and $175,643 respectively.  These notes are payable on demand, unsecured, bear interest at 7% and are convertible into restricted shares of the Company’s common stock at the discretion of the lender at a conversion price of the lesser of (1) $0.50 per share and (2) a 20% discount to the closing market price of the Company’s common stock. (Note 5)

On May 5, 2008 the Company converted $3,236,490 in convertible notes payable, including $202,368 in accrued interest into 149,837,498 shares of the Company’s common stock. (Note 8)

8.  COMMON STOCK

On May 5, 2008, the Company issued 149,837,498 shares of common stock at $0.02160 per share on the conversion of $3,236,490 in convertible debt.  The shares were issued at a discount of 20% to the closing market price of the Company’s common stock on May 5, 2008, which was the date the borrower and lender agreed on the conversion. (Notes 7 and 11)

9.  DUE TO RELATED PARTIES

At June 30, 2008 and December 31, 2007, the Company was indebted to a director in the amount of $9,850.

At June 30, 2008 and December 31, 2007, the Company was indebted to one of its directors in the amounts of $121 and $0, respectively.

10.  COMMITMENTS

Commitments

On August 31, 2007, the Company entered into a contract for services, whereby the Company has agreed to pay up to $112,900 (CDN$115,000) for one year for buyer, customer care management and administrative services.  The contract can be cancelled by either party upon thirty days written notice.

At June 30, 2008, the payments under the above agreements are as follows:

For the year ended June 30,	Amount
2009	$18,817

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008
(UNAUDITED)

10.  COMMITMENTS, continued

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

At June 30, 2008, the minimum future lease payments under our warehouse operating lease are as follows:

For the year ended June 30,	Amount
2009	$27,200

11.  SUBSEQUENT EVENTS

On July 18, 2008 the Company approved a 1 for 20 reverse split of their issued and outstanding common.  This split was effective on August 4, 2008 and upon completion  9,733,442 shares of the Company’s common stock were issued and outstanding. (Note 8)

On July 30, 2008 the Company initiated a lawsuit of approximately $86,000 plus costs against a supplier for breach of contract and fraud arising out of the sale of counterfeit cosmetics to the Company. (Note 2)

Item 2.  Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

The information in this quarterly report on Form 10-Q contains forward-looking statements.  These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology.  Actual events or results may differ materially from those events or results included in the forward-looking statements.  In evaluating these statements, you should consider various factors, including the risks outlined from time to time in the reports we file with the Securities and Exchange Commission.  Some, but not all, of these risks include, among other things:

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

Inventories

Inventories are stated at the lower of cost or market under the first-in, first-out method. At June 30, 2008 and June 30, 2007, we wrote-off $1,265 and $12,906 respectively, in slow moving and obsolete inventory.  Our June 30, 2008 and December 31, 2007, we had a $10,000 reserve for slow moving or obsolete inventory.

We have arrangements with certain drop shippers whereby we do not purchase or pay for merchandise until the merchandise is ultimately sold and shipped to our customer.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, trade accounts receivable and payables.

At June 30, 2008 and December 31, 2007, we had approximately $20,000 and $42,000, respectively in cash that was not insured.  This cash is on deposit with a large chartered Canadian bank.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Receivables arising from sales to customers are generally not significant individually and are not collateralized.  We continually monitor the financial condition of our customers to reduce the risk of loss.  None of our end-user customers account for more than 10% of net revenues.  Substantially, all of our customers remit payment for their purchases through credit cards.  At June 30, 2008 and December 31, 2007, we had $6,176 and $1,898, respectively in trade accounts receivable from major credit card companies.

During the six months ended June 30, 2008, purchases from one vendor totaled approximately $127,345 or 21% of net sales. During the six months ended June 30, 2008, we returned $85,273 in product to this vendor, all of which has been recorded in the allowance for doubtful accounts.  We also initiated a lawsuit of approximately $86,000 plus costs against this supplier for breach of contract and fraud arising out of the sale of counterfeit cosmetics.  Because our industry is based on personal taste and fashion trends, the popularity of brands or products within a brand rises and falls.  As a result, we expect our vendors, and the amount of product we purchase from them, to change frequently.

Advertising

Advertising costs consist primarily of online advertising including an affiliate marketing program, e-mail campaigns and other initiatives.  We pay commissions to participants in our affiliate marketing program when their customer referrals result in product sales.

Advertising expenses also consist of public relations expenditures to third parties, and to a lesser extent, traditional advertising such as advertisements in magazines.

Advertising and other promotional costs are expensed as incurred to selling, general and administrative expenses and amounted to approximately $102,000 and $89,000 during the six months ended June 30, 2008 and 2007, respectively.

We include some inventory items in our free gift bags.  The cost of these items is charged to advertising and promotion expense at the time the gift bags are committed as promotional items.  During the six months ended June 30, 2008 and 2007 $5,691 and $0, respectively, in free gift bags were expensed to advertising and promotion.

Revenue Recognition

We recognize revenue when goods are shipped to the customer.  Revenue is recorded net of allowances for customer sales incentives and rebates.  The allowances are accrued concurrently with the recognition of revenue and are determined based primarily upon customer arrangements and historical data.  We account for these incentives in accordance with Emerging Issues Task Force (EITF) No. 01-09 (EITF 01-09), Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor’s Products, which affirms that the payment of consideration by a vendor to a customer should not be recognized as an asset of the vendor and further affirms that the payment should be accounted for as a reduction of revenues.

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

We also offer coupons for replacement orders and discount programs.  Discounts and coupons for “free products” are only redeemable on purchases made or on products offered on our websites. Discounts are included as a reduction in sales whereas coupons for free products are recorded in cost of goods sold.

Amounts billed to a customer in a sale transaction related to shipping are classified as revenue.

During the six months ended June 30, 2008 and 2007 our purchase discounts were $30,353 and $10,769, respectively, that as a percentage of sales represents 7% and 5% for the six months ended June 30, 2008 and 2007, respectively.   This increase was primarily due to promotional discounts offered during the six months of 2008.

During the six months ended June 30, 2008 and 2007 our product returns amounted to $8,207 and $6,875 respectively, which as a percentage of sales was a decrease of 1%.

Cost of Sales

Cost of sales includes freight-in, the actual cost of merchandise sold, cost of shipping billed to customers, inventory shrinkage, obsolete inventory write-offs, and warehouse inventory receiving costs.

Shipping costs in excess of those billed to customers and handling costs are included in our selling, general and administrative costs. During the six months ended June 30, 2008 and 2007 we had excess shipping costs of $27,854 and $32,234 respectively, which as a percentage of sales represent a 9% decrease.  The decrease in excess shipping costs is due to shipping efficiencies on moving our warehouse from Canada to the United States and increasing our minimum free shipping threshold from $40 to $60.

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

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133).   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  SFAS 161 will be effective for us on January 1, 2009.  We are currently evaluating the impact that adoption of SFAS 161 may have on our financial statement disclosures.

In May, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. We are currently reviewing the effect, if any; the proposed guidance will have on our consolidated financial statement disclosures.

In May, 2008, FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; disclosure requirements in paragraphs 30(g) and 31 are effective for the first period (including interim periods) beginning after May 23, 2008. We do not expect the adoption of SFAS 163 to have a significant impact on our consolidated financial statements.

OUR OBJECTIVES AND AREAS OF FOCUS

During the six months ended June 30, 2008, we continued with the implementation of new and different marketing and website initiatives with the ultimate goal of increasing sales. These initiatives included:

(a)	Providing free gifts and samples with every order,
(b)	Continuing to improve the capacity and speed of order fulfillment and implementing cost saving shipping methods,
(c)	Expanding our website layout and design to allow for new marketing techniques, improved navigation, and additional product offerings,
(d)
Working with and sourcing out additional content providers, whereby the content providers direct additional traffic to our websites as well as provide communication to our customers about beauty products,

(e)	Expanding the number of brands we offer; we now offer in excess of 70 brands and,
(f)	Offering percentage based discounts on higher dollar order sizes, aimed to increase average order sizes.

We believe these initiatives accompanied with our continuing efforts to improve our websites appear to be succeeding.  We have reported an increase in sales for three consecutive quarters.  We have also developed a solid base of loyal customers; 28% and 23% of our customers were repeat customers during the six months ended June 30, 2008 and 2007 respectively.

We have increased our sales by implementing the following measures and we intend to continue their use:

(a)	We plan to continue expanding our line of boutique products, top of the line products and the most sought after brands,
(b)	Continuing to work with existing vendors to update and enhance brand pages with brand background, articles, press, product information, and exclusive tips and tricks,
(c)	We plan to continue to include samples in each order to provide customers with an opportunity to experience new brands,
(d)	We plan to continue to offer limited edition promotional gifts with customer purchases,
(e)	One-stop beauty shopping destination –We continually monitor consumer demand and changing tastes in our quest to meet our customer’s beauty regimen expectations,
(f)
Beauty related information – Through our contract with LifeTips, we plan to continue adding both beauty tips and beauty article content on our website under our Beauty Tips section. This information is targeted as a value added proposition as well as a marketing strategy,

(g)	Tips section of the website. The Google AdSense program allows text and banner advertising to be integrated into content on a given page. We will receive revenue when an ad is clicked,
(h)	Expand our affiliate program by forming contracts with high-traffic beauty content providers,
(i)	Advertising in established and niche magazine publications,
(j)	Increasing brand exposure on radio stations and within the beauty vertical by offering gift certificates and product prizing options and,
(k)	Exploring e-mail marketing programs and opportunities.

In an effort to expand and retain our current customer base we intend to continue to implement and expand marketing, branding and customer loyalty programs, such as:

(a)	Rewarding top purchasing customers with special offers and incentives,
(b)	Introducing customer incentive/loyalty programs to reward our customers for new referrals as well as current purchases,
(c)	Creating a customer ‘wish list’ (gift registry),
(d)	Introducing value added contents over and above our current beauty tips section,
(e)	Offering more shipping options,
(f)	Creating a makeup and beauty related blog section and,
(g)	Enhancing the presentation and packaging or orders.

 As a result of these efforts, for the six months ended June 30, 2008 our sales increased to $436,997, an increase of $223,039 or 104%, compared to $213,958 at June 30, 2007.

Our sales are directly related to traffic to our websites and the ability to convert such traffic to sales.  At June 30, 2008 and 2007, our paid conversion rates were 2.1% and 1.8% respectively.  At June 30, 2008 and 2007, our conversion rates for all traffic and sales on our websites were 0.77% and 0.74%, respectively.  Our promotional plans and programs, which include free and discounted shipping charges for large orders, product discounts of up to 50%, free gifts with purchases, and customer coupons and credits, are designed to increase sales.  As a result of these programs, during the six months ended June 30, 2008 we were able to increase sales, and more importantly, increase the size of the average sales order, from $57.67 for the six months ended June 30, 2007 to $65.56 for the six months ended June 30, 2008.  Additionally, we continue to perform market research to gain a better understanding of trends.  This research will enable us to determine the optimum quantity and best mix of products to inventory.  Once we have determined our optimum product mix we expect to increase our inventory turnover and reduce write-offs due to slow moving and obsolete inventory.  This may also result in less reliance on the promotional plans and programs we now depend on to increase our sales, thus increasing the dollar amount of net sales.

In order to offer a wider range of products and easier website navigation, during 2007 we launched a separate website for our classic brand products. Our boutique brands will remain on the current makeup.com website, whereas our classic brands are now offered on discount.makeup.com.  This change should improve customer website navigation, brand recognition, our relationship with vendors, and allow for additional flexibility with shipping and promotional offers.

Over the next year we remain focused on growth, maintenance, and increasing sales and the overall customer experience by:

(a)	Maintaining our relationships with existing vendors,
(b)	Specifically targeting key cornerstone brands that we have determined will have a significant impact on our sales,
(c)
Based on the high customer demand for natural, organic and mineral based products, continuing to source out and develop relationships with new boutique brands in the natural, organic and mineral makeup niches,

(d)	Researching appropriate brand additions to increase choice in the color cosmetics segment of our websites,
(e)	Coordinating with new and existing brands to facilitate expansion of our existing customer base,
(f)	Continuing to work on effective merchandising techniques and brand development on our websites,
(g)	Researching related niche expansion areas (natural additions to a beauty site) that may have the potential to both increase sales and add to customer satisfaction,
(h)	Continuing to monitor inventory levels to ensure product is being sold within freshness time frames, and creating targeted promotions to sell slow moving product, and
(i)	Continuing to ensure that customers are satisfied with their overall experience on our websites as a one-stop shopping destination for beauty products.

We intend to develop new advertising strategies and enter new advertising mediums that will provide greater exposure to our websites, therefore we expect to increase our advertising budget.

CHALLENGES AND RISKS

From the date of inception, February 12, 2004 until June 2005, we were developing our makeup.com website, sourcing beauty products and establishing our warehouse and corporate operations.  During the first quarter of 2005, we began selling beauty products on our website.  We have accumulated a deficit of approximately $4.5 million from inception to June 30, 2008.  Our expenses exceed our revenues, and we anticipate that this will continue during the next 12 months.  Therefore, we will require additional capital to support our operations while we attempt to increase our sales, increase our product lines and expand our sales outside the United States.  We have no committed sources of capital.  We plan to continue to fund our expansion and operations for at least the next twelve months primarily through debt or equity financings, although we cannot guarantee you that we will be successful in raising funds.  We expect to reduce our reliance on these sources of financing if our sales revenues increase.  We plan to mitigate our operating losses through increasing traffic to our websites, increasing sales, controlling our operating costs and expanding our market outside of the United States.  However, failure to generate sufficient revenues or raise working capital will adversely affect our ability to achieve these objectives.  Our financial statements do not include any adjustments that might result from the outcome of these uncertainties or be necessary if we are unable to continue as a going concern.

Many of the larger and more popular brands we offer are also offered through the websites of the manufacturers.  Consumers may be more likely to look for a brand on the manufacturer’s website rather than to search generically for “makeup” or “beauty products”.  This will likely have an effect on our sales of those products.

OPERATIONS REVIEW

For the six month period ended June 30, 2008, we had a net loss of $729,066.  As of June 30, 2008, our current assets consisted of a cash balance of $19,620, accounts receivable of $9,697, inventory of $382,033, and prepaid expenses and deposits of $14,007.  When these current assets are offset against our current obligations of $369,632 in accounts payable, $6,904 in accrued liabilities, $6,600 in accrued advertising fees, $27,998 in accrued consulting fees, $31,563 in accrued professional fees, $16,815 in advances payable, a note payable on demand in the amount of $372,852 including accrued interest of $39,519, convertible notes payable on demand in the amount of $1,246,570 including accrued interest of $83,160 and $9,971 due to related parties, we are left with a working capital deficit of $1,663,548.

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

Over the next twelve months we expect our gross margin to increase because we will not have the logistical and technical problems that arose during our warehouse move, we expect our sales to continue to grow at a steady rate and we do not anticipate having to manage a significant amount of slow moving or obsolete inventory. During the six months ended June 30, 2008 our gross profit as a percentage of sales increased by 3% from 29% for the six months ended June 30, 2007 to 32% for the six months ended June 30, 2008.  Over the next twelve months we anticipate that our gross margin will be below our targeted objective because we are still focusing on growing our business and determining our optimum product mix.  Due to better monitoring, changes in product mix and changes in our purchasing policies we expect to have a minimal amount of slow moving or obsolete inventory in the future.

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

On May 5, 2008, we converted $3,236,490 in convertible notes and accrued interest into 149,837,498 restricted shares of our common stock at a price of $0.0216 per share.  The price per share of $0.0216 was calculated at a discount of 20% of the market price for our stock on May 5, 2008.  The issuance of additional shares will result in dilution to our existing shareholders.

We are not involved in conducting any research and development activities.

Related-Party Transactions

At June 30, 2008, we were indebted to two of our directors in the amount of $9,971 for expenses they incurred on our behalf.  Other than the foregoing, we do not have any loans or advances payable to any of our directors or officers and we do not have any commitments in place to pay administrative or directors’ fees to any related parties. To date our directors and officers have performed their services without compensation and to date we have not determined how our officers will be compensated.

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

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

Overall Results of Operations

During the six months ended June 30, 2008, we incurred a net loss of $729,066 which is an increase of $118,523 from our net loss of $610,543 for the six months ended June 30, 2007.

The increased loss was primarily due to increases in administrative expenses, consulting fees and bad debts.

Revenues

Our sales increased by $156,588 or 150% from $104,364 for the three months ended June 30, 2007 to $260,952 for the three months ended June 30, 2008.

Our sales increased by $223,039 or 104% from $213,958 for the six months ended June 30, 2007 to $436,997 for the six months ended June 30, 2008.

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

Cost of Goods Sold and Gross Profit

Our cost of goods sold increased by $112,962 or 153% from $73,717 for the three months ended June 30, 2007 to $186,679 for the three months ended June 30, 2008. The increase in cost of goods sold was primarily attributable to the 150% increase in our sales.

Our cost of goods sold increased by $144,154 or 95% from $151,722 for the six months ended June 30, 2007 to $295,876 for the six months ended June 30, 2008. The increase in cost of goods sold was primarily attributable to the 104% increase in our sales.

Our gross profit increased by $43,626 or 142% from $30,647 for the three months ended June 30, 2007 to $74,273 for the three months ended June 30, 2008. This increase in gross profit was primarily due to the increase in our sales.

Our gross profit increased by $78,885 or 127% from $62,236 for the six months ended June 30, 2007 to $141,121 for the six months ended June 30, 2008. This increase in gross profit was due to the increase in our sales.

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

Operating Expenses

Our operating expenses increased by $112,137 or 42% from $268,872 for the three months ended June 30, 2007 to $381,009 for the three months ended June 30, 2008.  This increase was primarily due to increases in the following categories: we recorded approximately $85,000 in bad debts due to the return of counterfeit cosmetics to the vendor; approximately $21,000 in consulting fees primarily due to fulfilling our contracts with LifeTips and Savvy; approximately $15,000 in administrative expenses associated with accounting services and regulatory compliance; and approximately $6,000 in advertising and promotions due to the free gift bags created for customer promotions, advertising and promotion costs associated with advertising products on our website and programs aimed at increasing traffic to our website.  These increases were primarily offset by an approximate decrease of $13,000 in depreciation because the majority of our fixed assets have been fully depreciated.

Our operating expenses increased by $264,713 or 55% from $482,204 for the six months ended June 30, 2007 to $746,917 for the six months ended June 30, 2008.  This increase was primarily due to approximate increases in the following categories: we recorded approximately $84,000 in bad debts due to the return of counterfeit cosmetics to the vendor; approximately $86,000 in consulting fees primarily due to fulfilling our contracts with LifeTips and Savvy; approximately $85,000 in administrative expenses associated with accounting services and regulatory compliance; approximately $13,000 in advertising and promotions due to the free gift bags created for customer promotions, advertising and promotion costs associated with advertising products on our website and programs aimed at increasing traffic to our website; approximately $8,000 in bank charges and interest due to an increase in credit card fees associated with the increase in our sales; and our warehouse rent by approximately $12,000 and warehouse handling fees and warehousing expenses by a total of approximately $15,000 because all of our warehousing rent and expenses for the six months ended June 30, 2007 were reclassified to discontinued operations when we closed down Online.   These increases were primarily offset by decreases in the following categories:  approximately $23,000 in depreciation because the majority of our fixed assets have been fully depreciated; approximately $12,000 in travel due to travel costs associated with moving the warehouse in the prior year; and approximately $7,000 in computer expenses due to maintaining and monitoring an additional back up server in the prior year.

Interest Expense

During the three months ended June 30, 2008 and 2007 we recorded interest expense of $46,984 and $58,976 respectively.  The decrease of $11,992 in interest expense was due to the conversion of $3,236,490 in convertible notes payable including accrued interest of $200,368 into shares of our common stock.

During the six months ended June 30, 2008 and 2007 we recorded interest expense of $123,270 and $65,551 respectively.  The increase of $57,719 in interest expense was due to an increase in convertible notes payable between June 30, 2007 and May 5, 2008 which was offset by the conversion of convertible notes payable into shares of our common stock on May 5, 2008.

Loss from Discontinued Operations

Until March 2007, our subsidiary, Online, was in the business of warehousing and managing our inventory. In March 2007, we moved our inventory to an independent fulfillment warehouse in the United States and we wound-up Online’s business operations.  As a result of the wind up we reclassified Online’s net losses of $54,767 and $125,024 for the three and six months ended June 30, 2007, to net loss from discontinued operations.

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

LIQUIDITY, CAPITAL RESOURCES AND FINANCIAL POSITION

At June 30, 2008, we had a cash balance of $19,620 and negative cash flows from operations of $599,684.  During the six months ended June 30, 2008, we primarily funded our operations through sales and the issuance of convertible notes payable.

The notes to our consolidated financial statements at June 30, 2008 disclose our uncertain ability to continue as a going concern.  We have insufficient revenues to cover our expenses while we are establishing and expanding our customer and product base and as a result have accumulated a deficit (including accumulated other comprehensive loss) of $4,513,980 since inception.  As of June 30, 2008 we had $2,088,905 in current liabilities.  When our current liabilities are offset against our current assets of $425,357 we are left with a working capital deficit of $1,663,548.  While we have successfully generated sufficient working capital and liquidity through web sales, advances, and convertible notes payable to the date of this filing and we believe that we can continue to do so for the next year, there are no assurances that we will succeed in developing our business plan and achieving a profitable level of operations sufficient to meet our ongoing cash needs.

The following table summarizes our sources and uses of cash for the six months ended:

	June 30,
Sources and Uses of Cash	2008	2007
Net cash used in operating activities	$(599,684)	$(618,587)
Net cash used in investing activities	-	(12,323)
Net cash provided by financing activities	577,881	609,933
Effects of foreign currency exchange	(1,020)	(8,659)
Net decrease in cash	$(22,823)	$(29,636)

Net Cash Used In Operating Activities

Net cash used in operating activities during the six months ended June 30, 2008 was $599,684.  We used cash of $41,137 to increase our inventory; our accounts receivable increased by $7,194 due to an increase in amounts receivable from credit card companies; we reduced our accrued liabilities by $1,447, our accrued advertising fees by $2,391 and accrued professional fees by $44,925.  Our deferred assets decreased by $2,652 due to our warehouse lease.  These uses of cash were offset by a reduction of $8,284 in prepaid expenses and deposits; net increases in accounts payable of $66,060 and accrued professional fees of $109,865; an increase in interest on our convertible notes payable of $109,885 and on our note payable of $13,279; an increase in the amount due to related parties of $121; and depreciation in the amount of $18,501.

Net Cash from Investing Activities

During the six months ended June 30, 2008, we did not have any investing activities.

Net Cash Provided By Financing Activities

During the six months ended June 30, 2008, we received cash of $567,967 on the issuance of convertible notes payable and we received cash of $9,914 in advances payable.

CONTINGENCIES AND COMMITMENTS

Contingent Liability

On July 30, 2008 we initiated a lawsuit for approximately $86,000 plus costs against a supplier for breach of contract and fraud arising out of the sale of counterfeit cosmetics to the Company. At June 30, 2008 we set up an allowance for doubtful accounts for approximately $86,000 and in August of 2008 we received a payment of $10,000 from the supplier.

Contractual Obligations

Our long term contractual obligations and commitments are a lease commitment with our warehouse in Sumner, Washington and a consulting contract with Savvy Office Solutions for customer care management and administrative services.

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

Not applicable

Item 1A.  Risk Factors.

Not applicable

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On May 20, 2008 we issued a total of 149,837,498 shares of our common stock to a total of four persons (the “Lenders”).  The common stock was issued in payment of certain promissory notes that were issued at various times during the 2007 and 2008 fiscal years by our subsidiaries, Makeup Incorporated or Online Makeup Inc. (the “Subsidiaries”)  The promissory notes totaled $3,034,122 in principal amount and $202,368 in accrued interest.  According to the loan agreements signed by the Subsidiaries, us and the Lenders, the Lenders are entitled to demand payment of the loans with our common stock at a conversion price which was the lesser of (1) $0.50 per share or (2) a 20% discount to the closing market price of our common stock on the day that the Subsidiaries received the demand for payment from the Lenders.  On the date that the Subsidiaries received the demand, the closing price of our common stock was $0.027 per share.   We relied on section 3(9) of the Securities Act of 1933 to issue the securities inasmuch as the common stock was issued by us to our existing security holders exclusively, and no commission or other remuneration was paid or given directly or indirectly for soliciting the exchange.

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

MAKEUP.COM LIMITED

Date: August 14, 2008	By:	/s/ Robert E. Rook
Robert E. Rook, Chief Executive Officer and President

By:	/s/ Munjit Johal
Munjit Johal Chief Financial Officer