Form 10-Q
period 2008-09-30
Makeup.com LTD
filed 2008-11-14
CIK 1281198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the quarterly period ended September 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934:

For the transition period from __________to__________

Commission file number 333-139312

MAKEUP.COM LIMITED
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	43-2041643 (I.R.S. Employer Identification No.)
3416 Via Lido, Suite F, Newport Beach, California, 92663 (Address of principal executive offices)
866-347-5057 (Issuer’s telephone number)
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 13, 2008 the registrant had 9,733,442 shares of common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MAKEUP.COM LIMITED
CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Current assets:
Cash	$13,233	$42,443
Accounts receivable, net of $75,488 and $250 in allowances	9,342	2,503
Inventory, net	354,893	340,896
Prepaid expenses and deposits	25,845	22,291

Total current assets	403,313	408,133

Fixed assets, net of $153,869 and $127,830 accumulated depreciation	20,018	46,056
Deposit	70,000	70,000
Intangible assets	333,334	333,334

Total assets	$826,665	$857,523

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$403,940	$297,849
Accrued liabilities	5,996	8,351
Accrued advertising fees	6,300	8,991
Accrued consulting fees	26,998	15,000
Accrued professional fees	33,724	76,488
Advances payable	6,897	6,901
Convertible notes payable	1,186,849	3,805,208
Convertible notes payable to related parties	278,830	-
Note payable to related party	379,482	359,573
Due to related parties	15,689	15,573
Deferred assets	-	2,652

Total current liabilities	2,344,705	4,596,586

Commitments and contingencies

Stockholders' deficit:
Common stock $0.001 par value, 200,000,000 authorized;
9,733,442 and 2,241,563 issued and outstanding at
September 30, 2008 and December 31, 2007, respectively	9,733	2,242
Additional paid in capital	3,271,588	42,589
Accumulated deficit	(4,746,422)	(3,757,180)
Accumulated other comprehensive loss	(52,939)	(26,714)

Total stockholders' deficit	(1,518,040)	(3,739,063)

Total liabilities and stockholders' deficit	$826,665	$857,523

The accompanying notes are an integral part of these consolidated financial statements

MAKEUP.COM LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Sales	$171,529	$159,214	$523,292	$373,172

Cost of goods sold	103,381	143,438	329,714	295,160

Gross profit	68,148	15,776	193,578	78,012

Operating expenses:

Selling, general and administrative	281,935	341,250	1,028,851	823,454

Net loss from continuing operations before interest
expense and discontinued operations	(213,787)	(325,474)	(835,273)	(745,442)

Interest expense	(30,699)	(72,314)	(153,969)	(137,865)

Net loss from continuing operations before
discontinued operations	(244,486)	(397,788)	(989,242)	(883,307)

Gain (loss) from discontinued operations	-	3,274	-	(121,750)

Net loss	$(244,486)	$(394,514)	$(989,242)	$(1,005,057)

Net loss per share - basic and diluted:

Continuing operations	$(0.03)	$(0.18)	$(0.16)	$(0.39)
Discontinued operations	-	0.00	-	(0.05)

Net loss per share	$(0.03)	$(0.18)	$(0.16)	$(0.45)

Weighted average number of shares
outstanding - basic and diluted	9,733,442	2,241,563	6,288,271	2,241,563

The accompanying notes are an integral part of these consolidated financial statements

MAKEUP.COM LIMITED
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007
(UNAUDITED)

					Accumulated
	Common Stock Issued		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at January 1, 2007	2,241,563	$2,242	$42,589	$(2,287,035)	$(10,017)	$(2,252,221)

Net loss for the nine months ended
September 30, 2007	-	-	-	(1,005,057)	-	(1,005,057)

Foreign currency exchange loss	-	-	-	-	(17,197)	(17,197)

Comprehensive loss	-	-	-	-	-	(1,022,254)

Balance at September 30, 2007	2,241,563	2,242	42,589	(3,292,092)	(27,214)	(3,274,475)

Net loss for the three months ended
December 31, 2007	-	-	-	(465,088)	-	(465,088)

Foreign currency exchange loss	-	-	-	-	500	500

Comprehensive loss	-	-	-	-	-	(464,588)

Balance at December 31, 2007	2,241,563	2,242	42,589	(3,757,180)	(26,714)	(3,739,063)

Shares issued for debt	7,491,879	7,491	3,228,999	-	-	3,236,490
						(502,573)
Net loss for the nine months
ended September 30, 2008	-	-	-	(989,242)	-	(989,242)

Foreign currency exchange loss	-	-	-	-	(26,225)	(26,225)

Comprehensive loss	-	-	-	-		(1,015,467)

Balance at September 30, 2008	9,733,442	$9,733	$3,271,588	$(4,746,422)	$(52,939)	$(1,518,040)

On July 18, 2008, the shareholders approved a 1 for 20 share reverse stock split of their issued and outstanding common stock.   All share amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements

MAKEUP.COM LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 and 2007
(UNAUDITED)

	2008	2007

Cash flows from operating activities:
Net loss	$(989,242)	$(1,005,057)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	26,038	58,993
Loss on disposal of fixed assets	-	6,418
Changes in operating assets and liabilities:
Accounts receivable	(6,839)	10,727
Inventory	(13,997)	(25,792)
Prepaid expenses and deposits	(3,554)	(12,430)
Accounts payable	106,091	20,121
Accrued liabilities	(2,355)	(2,843)
Accrued advertising fees	(2,691)	617
Accrued consulting fees	11,998	-
Accrued professional fees	(42,764)	(43,222)
Interest on convertible notes payable	130,169	111,429
Interest on convertible notes payable to related parties	3,830	-
Interest on note payable to related party	19,909	19,945
Due to related parties	116	7,558
Deferred assets	(2,652)	1,417

Net cash used in operating activities	(765,943)	(852,119)

Cash flows from investing activities:
Proceeds on disposal of fixed assets	-	1,321
Acquisition of fixed assets	-	(13,644)

Net cash used in investing activities	-	(12,323)

Cash flows from financing activities:
Acquisition of domain name	-	(1)
Increase in advances payable	(4)	299,937
Increase in convertible notes payable	487,962	540,882
Increase in convertible notes payable to related parties	275,000	-

Net cash provided by financing activities	762,958	840,818

Effects of foreign currency exchange	(26,225)	(17,197)

Net decrease in cash	(29,210)	(40,821)

Cash, beginning of the period	42,443	62,611

Cash, end of the period	$13,233	$21,790

Supplemental disclosure of non-cash investing and financing activities:
Cash paid during the period:
Taxes	$-	$-
Interest	$-	$-

Non-cash changes in assets and liabilities
Advances payable converted to convertible notes payable	$-	$2,843,138
Account receivable offset against interest payable	$-	$6,271
Conversion of convertible notes payable into common stock of the Company	$3,034,122	$-
Conversion of interest on convertible notes payable into common stock of the Company	$202,368	$-
Issuance of common stock of the Company for debt	$7,491	$-

The accompanying notes are an integral part of these consolidated financial statements

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
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

Basis of Presentation

The unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements.  However, except as disclosed herein, there has been no material change in the information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-KSB of Makeup.com Limited for the year ended December 31, 2007. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any other interim period or the entire year.  For further information, these consolidated unaudited financial statements and the related notes should be read in conjunction with the Company’s consolidated audited financial statements for the year ended December 31, 2007 included in the Company’s report on Form 10-KSB.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the consolidated results of operations or financial position for any period presented.

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Inventories

Inventories are stated at the lower of cost or market under the first-in, first-out method. During the nine months ended September 30, 2008 and 2007, we wrote-off $1,959 and $23,043, respectively, in obsolete inventory. At September 30, 2008 and December 31, 2007 we had a $10,000 reserve for slow moving or obsolete inventory.

We have arrangements with certain drop shippers whereby we do not purchase or pay for merchandise until the merchandise is ultimately sold and shipped to our customer.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable and payable.

At September 30, 2008 and December 31, 2007 the Company had approximately $13,000 and $42,000, respectively in cash that was not insured.  This cash is on deposit with a major chartered Canadian bank.  As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of this financial institution.  The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.

Receivables arising from sales to customers are generally not significant individually and are not collateralized.  Management continually monitors the financial condition of its customers to reduce the risk of loss.  None of the Company’s end-user customers account for more than 10% of net revenues.  Substantially all customers remit payment for their purchases through credit cards.  At September 30, 2008 and December 31, 2007, the Company had $5,691 and $1,898, respectively in trade accounts receivable from major credit card companies.

During the nine months ended September 30, 2008, purchases from one vendor totaled approximately $55,000 or 11% of net sales and purchases from a second vendor totaled approximately $127,000 or 24% of net sales.  During the nine months ended September 30, 2008, the Company returned approximately $80,000 in product to this second vendor, approximately $70,000 of which has been recorded in the allowance for doubtful accounts.  During the nine months ended September 30, 2007, all of the Company’s purchases from vendors were less than 10% of net sales.  (Note 11)

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements

On January 1, 2008, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 relates to financial assets and financial liabilities. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Also in February 2008, the FASB issued FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that SFAS No. 13, Accounting for Leases, (SFAS 13) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations, (SFAS 141) or SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141(R)).

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to financial assets and financial liabilities, had no impact on the Company’s financial statements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.   SFAS 159 permits measurement of certain financial assets and financial liabilities at fair value.  If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date.  Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety.  The fair value option election is irrevocable, unless a new election date occurs.  SFAS 159 was effective for the Company on January 1, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements as the Company did not elect the fair value option for any of its financial assets or liabilities.

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

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133).   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  SFAS 161 will be effective for the Company on January 1, 2009.  Early adoption of this provision is prohibited.  The Company is currently evaluating the impact adoption of SFAS 161 may have on its consolidated financial statement disclosures.

In May, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently reviewing the effect, if any, the proposed guidance will have on its consolidated financial statement disclosures.

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In May, 2008, FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; disclosure requirements in paragraphs 30(g) and 31 are effective for the first period (including interim periods) beginning after May 23, 2008. We do not expect the adoption of SFAS 163 to have a significant impact on our consolidated financial statements.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 (FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company has not yet evaluated the impact that FSP APB 14-1 will have on its consolidated results of operations or consolidated financial position.

On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (FSP No. EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of FSP No. EITF 03-6-1 and the impact that its adoption will have on the consolidated results of operations or consolidated financial position.

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Recent Accounting Pronouncements, continued

In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  The Company is currently evaluating the impact that adoption of EITF 07-5 will have on its consolidated financial statements.

In June 2008, FASB released a proposed SFAS, Disclosure of Certain Loss Contingencies, an amendment of FASB Statements No. 5 and 141) (the proposed Statement), for a comment period that ended during August 2008. The proposed Statement would (a) expand the population of loss contingencies that are required to be disclosed, (b) require disclosure of specific quantitative and qualitative information about those loss contingencies, (c) require a tabular reconciliation of recognized loss contingencies and (d) provide an exemption from disclosing certain required information if disclosing that information would be prejudicial to an entity's position in a dispute. The proposed Statement would be effective for financial statements issued for fiscal years ending after December 15, 2008, and for interim and annual periods in subsequent fiscal years. When and if the proposed Statement is approved in final form by FASB, the Company will evaluate whether the adoption of the proposed Statement will have any material impact on its financial position or results of operations.

In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  The Company is currently evaluating the impact that adoption of EITF 07-5 will have on its financial statements.

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

3.  GOING CONCERN

From the date of inception, February 12, 2004 until June 2005, we were developing our websites, Makeup.com, and discount.makeup.com sourcing beauty products and establishing our warehouse and corporate operations.  During the first quarter of 2005, we began selling our beauty products on our websites and subsequent to launching our websites  have been focused on increasing traffic to our websites, increasing our product lines and generating sales.   We have accumulated a deficit of approximately $4.7 million to date and will require additional financing to support our operations until such time as we achieve positive cash flows from operations.  These factors raise substantial doubt about our ability to continue as a going concern.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon increasing traffic to our websites, increasing our sales, increasing our product lines, globally expanding our sales market and controlling operating costs.  Based upon current plans, we expect to incur operating losses in future periods.  We plan to mitigate these operating losses through increasing traffic to our websites, increasing sales, increasing our product lines and globally expanding our market.  We plan to obtain sufficient working capital through additional debt or equity financing, private loans and product sales.  There is no assurance that we will be able to increase traffic to our websites, increase sales, increase product lines, globally expand our market or obtain working capital through additional debt or equity financing, private loans or product sales in the future.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4.  BALANCE SHEET DETAIL

Inventories	September 30, 2008	December 31, 2007
Goods for resale	$352,005	$334,608
Promotional inventory	9,865	15,555
Goods in transit	3,023	733
Less: Reserve for slow moving or obsolete inventory	(10,000)	(10,000)
	$354,893	$340,896

Prepaid expenses and deposits	September 30, 2008	December 31, 2007
Other prepaid deposits	$2,484	$1,852
Prepaid marketing	23,361	20,439
	$25,845	$22,291

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

4.  BALANCE SHEET DETAIL, continued

Fixed assets	September 30, 2008	December 31, 2007
Computer equipment and software	$173,886	$173,886

Book value	173,886	173,886
Less: accumulated depreciation	(153,868)	(127,830)
	$20,018	$46,056

5.  ADVANCES PAYABLE

At September 30, 2008 and December 31, 2007, the Company had advances payable totaling $6,897 and $6,901, respectively, from third parties.  These advances are non-interest bearing, have no fixed terms of repayment and are unsecured.  At September 30, 2008 and December 31, 2007, the Company reclassified  $0 and $2,843,138 respectively, in advances payable through the issuance of convertible notes payable. (Note 6)

6.  CONVERTIBLE NOTES PAYABLE

At September 30, 2008 and December 31, 2007, the Company had convertible notes payable totaling $1,186,849 and $3,805,208 respectively, including accrued interest of $103,439 and $175,643 respectively.  The convertible notes are payable on demand, are unsecured, bear interest at 7% and are convertible into restricted shares of the Company’s common stock at the discretion of the lender at a conversion price of the lesser of (1) $0.50 per share and (2) a 20% discount to the closing market price of the Company’s common stock.  (Note 5)

On May 5, 2008 the Company converted $3,236,490 in convertible notes payable, including $202,368 in accrued interest, into 7,491,879 (post reverse stock split) shares of the Company’s common stock.  (Note 7)

7.  COMMON STOCK

On July 18, 2008 the Company’s shareholders approved a 1 for 20 share reverse stock split of their issued and outstanding common stock.  All common stock amounts have been retroactively adjusted for all periods presented.

On May 5, 2008, the Company issued 7,491,879 (post reverse stock split) shares of common stock at $0.4320 per share on the conversion of $3,236,490 in convertible debt.  The shares were issued at a discount of 20% to the closing market price of the Company’s common stock on May 5, 2008, which was the date the borrower and lender agreed on the conversion.  (Note 6)

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008
(UNAUDITED)

8.  CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

At September 30, 2008 and December 31, 2007, the Company had convertible notes payable to related parties totaling $278,830 and $0 respectively, including convertible accrued interest of $3,830 and $0 respectively.  These notes are payable on demand, unsecured, bear interest at 7% and are convertible into restricted shares of the Company’s common stock at the discretion of the lender at a conversion price of the lesser of (1) $0.50 per share and (2) a 20% discount to the closing market price of the Company’s common stock.

9.  NOTE PAYABLE TO RELATED PARTY

At September 30, 2008 and December 31, 2007, the Company had a note payable to a company controlled by a major shareholder in the amount of $333,333.  This note is payable on demand, unsecured and bears interest at 8% per annum.  At September 30, 2008 and December 31, 2007, $46,149 and $26,240, respectively, in interest had been accrued on this note.

10.  DUE TO RELATED PARTIES

At September 30, 2008 and December 31, 2007, the Company was indebted to a director in the amount of $9,850.

At September 30, 2008 and December 31, 2007, the Company was indebted to one of its directors in the amounts of $116 and $0, respectively.

At September 30, 2008 and December 31, 2007, the Company was indebted to a major shareholder in the amount of $5,723.

11.  COMMITMENTS

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

At September 30, 2008, the minimum future lease payments under our warehouse operating lease are as follows:

For the year ended September 30,	Amount
2009	$17,000

Contingency

The Company initiated a lawsuit of approximately $70,000 plus costs against a supplier for breach of contract and fraud arising out of the sale of counterfeit cosmetics to the Company. (Note 2)

Item 2.  Management’s Discussion and Analysis or Plan of Operation

FORWARD-LOOKING STATEMENTS

The information in this quarterly report on Form 10-Q contains forward-looking statements.  These forward-looking statements involve risks and uncertainties, including statements regarding our capital needs, business strategy and expectations.  Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as may, will, should, expect, plan, intend, anticipate, believe, estimate, predict, potential or continue, the negative of such terms or other comparable terminology.  Actual events or results may differ materially from those events or results included in the forward-looking statements.  In evaluating these statements, you should consider various factors, including the risks outlined from time to time in the reports we file with the Securities and Exchange Commission.  Some, but not all, of these risks include, among other things:

•	our inability to obtain the financing we need to continue our operations;

•	changes in regulatory requirements that adversely affect our business;

•	loss of our key personnel;

•	loss of our relationships with suppliers and strategic partners; and

•	risks over which we have no control, such as the current economic crisis in the United States which may adversely affect discretionary spending by consumers.

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

Results of Operations

Our operating results for the three and nine months ended September 30, 2008 and 2007 and the changes between those periods are summarized as follows:

	For the Three Months Ended September 30,		Changes Between the Three Months Ended September 30,	For the Nine Months Ended September 30,		Changes Between the Nine Months Ended September 30,
	2008	2007	2008 and 2007	2008	2007	2008 and 2007

Sales	$171,529	$159,214	$12,315	$523,292	$373,172	$150,120
Cost of sales	(103,381)	(143,438)	40,057	(329,714)	(295,160)	(34,554)

Gross profit	68,148	15,776	52,372	193,578	78,012	115,566
Selling, general and administrative	(281,935)	(341,250)	59,315	(1,028,851)	(823,454)	(205,397)
Interest expense	(30,699)	(72,314)	41,615	(153,969)	(137,865)	(16,104)
Gain (loss) from discontinued operations	-	3,274	(3,274)	-	(121,750)	121,750

Net loss	$(244,486)	$(394,514)	$(150,028)	$(989,242)	$(1,005,057)	$15,815

Revenues

Our sales increased by $12,315 or 8% from $159,214 for the three months ended September 30, 2007 to $171,529 for the three months ended September 30, 2008. The reason for the small increase in sales during the three months ended September 30, 2008 as compared with the three months ended September 30, 2007 was a sales promotion in July 2007 which caused a substantial increase in sales during the third quarter of 2007.  However the margin on the sales made during the three months ended September 30, 2007 was much lower than the margin during the three months ended September 30, 2008.

Our sales increased by $150,120 or 40% from $373,172 for the nine months ended September 30, 2007 to $523,292 for the nine months ended September 30, 2008.

Our revenues were from sales made on our websites.  The products offered on our websites include merchandise we have purchased for resale from vendors and third party distributors.  The increase in our sales was primarily due to increased traffic to our websites and promotional sales.

Prior to the economic crisis in the United States we expected our revenues to steadily increase over the next year due to search engine optimization, which should increase customer traffic to our website, entering into strategic advertising contracts with companies such as LifeTips, increases in our web related advertising, offering a broader range of products and product lines, implementing customer purchasing incentives, adding informative beauty tips and bi-monthly customer newsletters, moving our classic brands to the discount.makeup.com website and offering customers a wider variety of payment options. Furthermore, the economic crisis has resulted in less discretionary spending by consumers, which may adversely affect our revenues. Furthermore, in order to become profitable we will need to exercise tight control over our expenses, which have continued to rise along with our revenues.  We cannot guarantee that our efforts to control our expenses will be successful.

Cost of Goods Sold and Gross Profit

Our cost of goods sold decreased by $40,057 or 28% from $143,438 for the three months ended September 30, 2007 to $103,381 for the three months ended September 30, 2008. The decrease in cost of goods sold was primarily due to obtaining higher margin on our sales and a reduction in slow moving and obsolete inventory write-offs during the three months ended September 30, 2008.

Our cost of goods sold increased by $34,554 or 12% from $295,160 for the nine months ended September 30, 2007 to $329,714 for the nine months ended September 30, 2008. The increase in cost of goods sold was primarily attributable to the 40% increase in our sales.

Our gross profit increased by $52,372 or 332% from $15,776 for the three months ended September 30, 2007 to $68,148 for the three months ended September 30, 2008. This increase in gross profit was primarily due to reducing the number of promotional discounts on our product sales during the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Our gross profit increased by $115,566 or 148% from $78,012 for the nine months ended September 30, 2007 to $193,578 for the nine months ended September 30, 2008. The increase in gross profit was primarily due to a reduction in slow moving and obsolete inventory write-offs, obtaining higher margins on our sales and an increase in our sales.

Assuming that the economic crisis in the United States does not have a significant adverse affect on our sales, over the next year we expect our gross profit to increase. However we anticipate it will still be below our targeted objectives because we will still be offering our customers incentives in an effort to reward repeat customers and increase traffic to our websites.  We anticipate improving our gross margin through:

(1)	using alternative shipping options to reduce shipping costs,
(2)	increasing market share by increasing traffic to our websites,
(3)	determining optimum product mix in an effort to alleviate slow moving and obsolete inventory problems and to maximize inventory turns, and
(4)	increasing product sourcing directly from the manufacturers in an effort to obtain more competitive purchase pricing.

Selling, General and Administrative Expenses

Our operating expenses decreased by $59,315 or 17% from $341,250 for the three months ended September 30, 2007 to $281,935 for the three months ended September 30, 2008.  This decrease was primarily due to approximate decreases in the following categories: $12,000 in bad debts due to partial collection of a bad debt write-off on the counterfeit cosmetics we returned to a vendor; $8,000 in consulting fees primarily due to a reduction in payments to LifeTips; $5,000 in administrative expenses due to strengthening of the US dollar; $28,000 in advertising and promotions due to the removal of ineffective online advertising channels; $9,000 in warehouse handling costs due to the expenses associated with the warehouse move in July 2007; $8,000 in depreciation because the majority of our fixed assets have been fully depreciated and a foreign exchange gain of $25,000 due to the strengthening of the US dollar.  These decreases were primarily offset by an approximate increase of $23,000 in professional fees primarily due to regulatory compliance.

Our operating expenses increased by $205,397 or 25% from $823,454 for the nine months ended September, 30, 2007 to $1,028,851 for the nine months ended September 30, 2008.  This increase was primarily due to approximate increases in the following categories: we recorded $72,000 in bad debts due to the return of counterfeit cosmetics to a vendor; $78,000 in consulting fees primarily due to fulfilling our contract with LifeTips; $80,000 in administrative expenses associated with accounting services and regulatory compliance; $28,000 in professional fees associated with regulatory compliance; $9,000 in bank charges and interest due to an increase in credit card fees associated with the increase in our sales; and $17,000 in warehouse rent, handling fees and warehousing expenses because all of our warehousing rent and expenses for the nine months ended September 30, 2007 were reclassified to discontinued operations when we discontinued Online’s operations.   These increases were primarily offset by approximate decreases in the following categories:  $31,000 in depreciation because the majority of our fixed assets have been fully depreciated; $15,000 in advertising and promotion due to the removal of ineffective online advertising channels; $11,000 in travel due to travel costs associated with moving the warehouse in the prior year; and $6,000 in computer expenses due to maintaining and monitoring an additional back up server in the prior year.

Interest Expense

During the three months ended September 30, 2008 and 2007 we recorded interest expense of $30,699 and $72,314 respectively.  The decrease of $41,615 in interest expense was due to the conversion of $3,034,122 in convertible notes payable including accrued interest of $202,368 into shares of our common stock.

During the nine months ended September 30, 2008 and 2007 we recorded interest expense of $153,969 and $137,865 respectively.  The increase of $16,104 in interest expense was due to an increase in convertible notes payable between September 30, 2007 and May 5, 2008 which was offset by the conversion of convertible notes payable into shares of our common stock on May 5, 2008 and of new notes payable issued since May 5, 2008.

Loss from Discontinued Operations

Until March 2007 our subsidiary, Online, was in the business of warehousing and managing our inventory. In March 2007, we moved our inventory to an independent fulfillment warehouse in the United States and we wound-up Online’s business operations.  As a result of the wind up we reclassified Online’s net gain (loss) of $3,274 and $(121,750) for the three and nine months ended September 30, 2007, to net loss from discontinued operations.

Our objectives over the next year are to continue to increase product sales, generate advertising revenues, expand our customer base, retain our current customers and expand our marketing, branding and customer loyalty programs with the following initiatives:

(a)	Including samples in each order to provide customers with an opportunity to experience new brands,
(b)	Improving the speed of order fulfillment and offering customers a range of shipping options,
(c)	Continually updating, changing , modifying and improving our website layout and design to allow for new marketing techniques, improved navigation, and additional product offerings,
(d)	Advertising in established and niche magazines,
(e)	Continuing to expand the number of brands we offer,
(f)	Rewarding new customers and top purchasing customers with special offers, incentives, percentage discounts and/or free shipping,
(g)	Enhancing the presentation and packaging of orders,
(h)	Working with new and existing vendors to update and enhance their brand pages with brand background, articles, press, product information, and makeup tips and tricks,
(i)	Continually monitoring consumer demands and changing tastes in our quest to meet our customer’s beauty regimen expectations,
(j)	Expanding our makeup and beauty related blog section,
(k)	Where applicable, introducing Google Adsense to gain revenue through clicks on the ads shown on these pages,
(l)	Continuing to offer customers the opportunity to create and save items on their ‘wish list’ (gift registry),
(m)	Expanding our marketing and branding efforts through paid and unpaid mediums including e-mail marketing, radio and by hosting or participating in sweepstakes,
(n)
Working with and sourcing out additional content providers, whereby the content providers direct additional traffic to our websites as well as provide communication to our customers about beauty products.  We have formed a relationship with at least one content provider and we intend to continue to form such relationships in an effort to further expand our affiliate program, and

(o)
We have added, and we will continue to add, other applicable beauty related information through contracted parties including LifeTips, which will include tips, advice and articles. This valued information is aimed at increasing the credibility of our brand and establishing our site as a trusted beauty source.

Our plans for the next year include:

(a)	Specifically targeting key cornerstone brands that will have a significant impact on our sales,
(b)	Continuing to source out and add boutique products that are natural, organic and mineral based,
(c)	Researching related niche expansion areas (natural additions to a beauty site) that may have the potential to both increase sales and add to customer satisfaction,
(d)	Continuing to monitor inventory levels to ensure product is being sold within freshness time frames, and creating targeted promotions to sell slow moving product, and
(e)	Continuing to ensure that customers are satisfied with their overall experience on our websites as a one-stop shopping destination for beauty products.

We have also developed a solid base of loyal customers; 21% and 22% of our customers were repeat customers during the nine months ended September 30, 2008 and 2007 respectively.  Our sales are directly related to traffic to our websites and the ability to convert such traffic to sales.  At September 30, 2008 and 2007, our paid conversion rates were 3.3% and 1.5% respectively.  At September 30, 2008 and 2007, our conversion rates for all traffic and sales on our websites were 1.22% and 0.55% respectively.  The 2008 conversion rates exclude the 123greetings limited time promotion that we engaged in from September 20, 2008 to October 10, 2008.  This promotion allowed customers to redeem a coupon for makeup purchases above $60 after either sending or receiving a 123greetings card. Had we included the 123greetings promotion in our September 30, 2008 calculation our paid conversion rate would have been 0.69% and our conversion rate for all traffic and sales on our websites would be 0.71%.

Our promotional plans and programs, which include free and discounted shipping charges for large orders, product discounts of up to 20%, free gifts with purchases, free samples with purchases and customer coupons and credits, are designed to increase sales.  During the nine months ended September 30, 2008 we were not only able to increase sales but, more importantly, we increased the size of the average sales order from $55.04 for the nine months ended September 30, 2007 to $65.08 for the nine months ended September 30, 2008.

Our goal is to determine the optimum quantity and best mix of products to inventory so that we can increase our inventory turnover and reduce write-offs due to slow moving and obsolete inventory.  During the nine months ended September 30, 2008 our write-off for slow moving and obsolete inventory decreased by $21,084 from $23,043 during the nine months ended September 30, 2007 to $1,959 during the nine months ended September 30, 2008.

Operations Review

Assuming that the economic crisis in the United States does not have a significant adverse affect on our sales, over the next twelve months we expect sales to increase in light of our current and proposed marketing initiatives.  Our marketing plans focus on increasing traffic to our websites and on programs designed to encourage customers to return to our websites.  Our marketing plans include improving all aspects of customer service, including more delivery options, improved product selection and availability, expanded product and beauty tips information, improved ease in web site navigation, gift bags with purchases and customer loyalty programs. In order to offer a wider range of products and easier website navigation, during 2007 we launched a separate website, discount.makeup.com, for the sale of our classic brands. Moving the classic brands from the makeup.com website has enabled us to acquire a wider range of products directly from manufacturers as well as to maximize discounts from suppliers. We plan on continuing to increase our boutique product lines because these products have a higher gross margin and are not as readily available to consumers as the classic brands.

Assuming that the economic crisis in the United States does not have a significant adverse affect on our sales, over the next twelve months we expect our gross margin to increase because we will not have the logistical and technical problems that arose during our warehouse move, we expect our sales to continue to grow at a steady rate and we do not anticipate having to manage a significant amount of slow moving or obsolete inventory. During the nine months ended September 30, 2008 our gross profit as a percentage of sales increased by 16% from 21% for the nine months ended September 30, 2007 to 37% for the nine months ended September 30, 2008.  Over the next twelve months we anticipate that our gross margin will be below our targeted objective because we are still focusing on growing our business and determining our optimum product mix.  Due to better monitoring, changes in product mix and changes in our purchasing policies we expect to have a minimal amount of slow moving or obsolete inventory in the future.

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

Over the next twelve months, our marketing plans include online and offline advertising campaigns. Our offline marketing plans include paid and co-op magazine advertising, television advertising, and sweepstakes. On January 16, 2007 we signed a contract with PTG Studios for television advertising with the Great Taste television show which provides national coverage on E1 Entertainment and Style Channels.  We are not sure when this television advertisement will run.  Our online marketing programs include pay-per-click and cost-per-acquisition adverting with Google, Yahoo/Overture, Yahoo Paid Inclusion, MSN, and MSN Shopping. Interactive marketing campaigns are planned for social networking sites such as Facebook. We plan to continue our affiliate programs with companies such as Commission Junction. We also plan to explore cross-promotional advertising opportunities with online websites in the beauty and fashion industry.

Liquidity and Capital Resources

Going Concern

The notes to our consolidated financial statements at September 30, 2008 disclose our uncertain ability to continue as a going concern.   From the date of inception, February 12, 2004 until June 2005, we were developing our website, Makeup.com, sourcing beauty products and establishing our warehouse and corporate operations.  During the first quarter of 2005, we began selling our beauty products on our website and subsequent to launching our website have been focused on increasing traffic to our website, increasing our product lines and generating sales.   We have accumulated a deficit of approximately $4.7 million to date and will require additional financing to support our operations until such time as we achieve positive cash flows from operations.  These factors raise substantial doubt about our ability to continue as a going concern.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon increasing traffic to our website, increasing our sales, increasing our product lines, globally expanding our sales market and controlling operating costs.  Based upon current plans, we expect to incur operating losses in future periods.  We plan to mitigate these operating losses through increasing traffic to our website, increasing sales, increasing our product lines and globally expanding our market.  We plan to obtain sufficient working capital through additional debt or equity financing, private loans and product sales.  There is no assurance that we will be able to increase traffic to our website, increase sales, increase product lines, globally expand our market or obtain working capital through additional debt or equity financing, private loans or product sales in the future.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

For the nine month period ended September 30, 2008, we had a net loss of $989,242.  As of September 30, 2008, our current assets consisted of a cash balance of $13,233, accounts receivable of $9,342, inventory of $354,893, and prepaid expenses and deposits of $25,845.  When these current assets are offset against our current obligations of $403,940 in accounts payable, $5,996 in accrued liabilities, $6,300 in accrued advertising fees, $26,998 in accrued consulting fees, $33,724 in accrued professional fees, $6,897 in advances payable, convertible notes payable on demand in the amount of $1,186,849 including accrued interest of $103,439, convertible notes payable on demand due to related parties in the amount of $278,830 including accrued interest of $3,830, a note payable on demand to a related party in the amount of $379,482 including accrued interest of $46,149, and $15,689 due to related parties, we are left with a working capital deficit of $1,941,392.

 At September 30, 2008, we had a cash balance of $13,233 and negative cash flows from operations of $765,943.  During the nine months ended September 30, 2008, we primarily funded our operations through sales and the issuance of convertible notes payable.  We believe that our cash as of the date of this filing is inadequate to satisfy our working capital needs for the next year.  We anticipate funding our working capital needs for the next twelve months through product sales, debt or equity financing or private loans.  Although the foregoing actions are expected to cover our anticipated cash needs for working capital and capital expenditures for at least the next twelve months, no assurance can be given that we will be able to raise sufficient cash to meet our cash requirements.

The following table summarizes our sources and uses of cash for the nine months ended:

	September 30,
Sources and Uses of Cash	2008	2007
Net cash used in operating activities	$(765,943)	$(852,119)
Net cash used in investing activities	-	(12,323)
Net cash provided by financing activities	762,958	840,818
Effects of foreign currency exchange	(26,225)	(17,197)
Net decrease in cash	$(29,210)	$(40,821)

Net Cash Used In Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2008 was $765,943.  We used cash of $13,997 to increase our inventory; our accounts receivable increased by $6,839 due to an increase in amounts receivable from credit card companies; prepaid expenses and deposits increased by $3,554 due to implementing new marketing programs; we reduced our accrued liabilities by $2,355, our accrued advertising fees by $2,691 and accrued professional fees by $42,764; our deferred assets decreased by $2,652 due to our warehouse lease.  These uses of cash were offset by net increases in accounts payable of $106,091 and accrued consulting fees of $11,998; an increase in interest on our convertible notes payable of $130,169; an increase in interest on our convertible notes payable to related parties of $3,830 and on our note payable to a related party of $19,909; an increase in the amount due to related parties of $116; and depreciation in the amount of $26,038.

Net cash used in operating activities during the nine months ended September 30, 2007 was $852,119.  We used cash of $25,792 on the acquisition of additional inventory, $12,430 on prepaid expenses and deposits,  $2,843 on reducing our accrued liabilities and $43,222 on paying down our accrued professional fees.  These uses of cash were funded through collection of accounts receivable of $10,727, increases in accounts payable of $20,121, accrued advertising fees of $617, an increase in the interest accrued on the note payable to a related party of $19,945, interest accrued on our convertible notes payable of $111,429, an increase in the amounts due to our directors of $7,558 for expenses they paid on our behalf,  an increase in deferred rent of $1,417 due to our new warehouse lease, depreciation expense of $58,993 and a loss on disposal of fixed assets of $6,418 due to closing our warehouse in Canada.

Net Cash from Investing Activities

During the nine months ended September 30, 2008, we did not have any investing activities.

During the nine months ended September 30, 2007, we spent $13,644 on the acquisition of fixed assets and received $1,321 in proceeds from of the disposition of fixed assets.

Currently we do not have any plans for large investment expenditures.

Net Cash Provided By Financing Activities

During the nine months ended September 30, 2008, we received cash of $487,962 on the issuance of convertible notes payable, $275,000 from the issuance of convertible notes payable to related parties and advances payable were reduced by $4 due to foreign exchange differences.

During the nine months ended September 30, 2007, we received $299,937 in cash advances from private investors. These advances combined with advances received in the prior periods were converted to convertible notes payable during the period.  During this period we also issued convertible notes payable in exchange for $540,882 in cash and we acquired the domain name www.makeupinvestor.com for the nominal amount of $1.

Debt Conversion

On May 5, 2008, we converted $3,236,490 in convertible notes and accrued interest into 7,491,879 (post reverse stock split) restricted shares of our common stock at a price of $0.4320 per share (post reverse stock split). The price per share of $0.4320 was calculated at a discount of 20% of the market price for our stock on May 5, 2008.  The issuance of these additional shares resulted in dilution to our existing shareholders.

Challenges and Risks

From the date of inception, February 12, 2004 until June 2005, we were developing our makeup.com website, sourcing beauty products and establishing our warehouse and corporate operations.  During the first quarter of 2005, we began selling beauty products on our website.  We have accumulated a deficit of approximately $4.7 million from inception to September 30, 2008.  Our expenses exceed our revenues, and we anticipate that this will continue during the next 12 months.  Therefore, we will require additional capital to support our operations while we attempt to increase our sales, increase our product lines and expand our sales outside the United States.  We have no committed sources of capital.  We plan to continue to fund our expansion and operations for at least the next twelve months primarily through debt or equity financings, although we cannot guarantee you that we will be successful in raising funds.  We expect to reduce our reliance on these sources of financing if our sales revenues increase.  We plan to mitigate our operating losses through increasing traffic to our websites, increasing sales, controlling our operating costs and expanding our market outside of the United States.  However, failure to generate sufficient revenues or raise working capital will adversely affect our ability to achieve these objectives.  Our financial statements do not include any adjustments that might result from the outcome of these uncertainties or be necessary if we are unable to continue as a going concern.

Many of the larger and more popular brands we offer are also offered through the websites of the manufacturers.  Consumers may be more likely to look for a brand on the manufacturer’s website rather than to search generically for “makeup” or “beauty products”.  This will likely have an effect on our sales of those products. Finally, please see the discussion titled "Other Trends, Events or Uncertainties that may Impact Results of Operations or Liquidity" for a discussion of the possible effects of the economic crisis in the United States on our operations and revenues.

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

Contingencies and Commitments

Contingent Liability

We have initiated a lawsuit for approximately $70,000 plus costs against a supplier for breach of contract and fraud arising out of the sale of counterfeit cosmetics to us. We also set up an allowance of $70,000 against this receivable.

Contractual Obligations

Our only long term contractual obligation and commitment is a lease commitment with our warehouse in Sumner, Washington.

Critical Accounting Judgments

An appreciation of our critical accounting judgments is necessary to understand our financial results.  These policies may require that we make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results.  The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes.  Other than our accounting for slow moving and obsolete inventory, accrued accounts payable and collection of our contingent liability, our critical accounting policies do not involve the choice between alternative methods of accounting.  We have applied our critical accounting judgments consistently.

A summary of our significant accounting policies is included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.  Significant accounting policies which either affect us or have been developed since February 29, 2008, are summarized below.

Reclassifications

Certain prior period amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the consolidated results of operations or financial position for any period presented.

Inventories

Inventories are stated at the lower of cost or market under the first-in, first-out method. During the nine months ended September 30, 2008 and 2007, we wrote-off $1,959 and $23,043 respectively, in slow moving and obsolete inventory.  At September 30, 2008 and December 31, 2007, we had a $10,000 reserve for slow moving or obsolete inventory.

We have arrangements with certain drop shippers whereby we do not purchase or pay for merchandise until the merchandise is ultimately sold and shipped to our customer.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash, trade accounts receivable and payables.

At September 30, 2008 and December 31, 2007, we had approximately $13,000 and $42,000, respectively in cash that was not insured.  This cash is on deposit with a large chartered Canadian bank.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Receivables arising from sales to customers are generally not significant individually and are not collateralized.  We continually monitor the financial condition of our customers to reduce the risk of loss. None of our end-user customers account for more than 10% of net revenues.  Substantially, all of our customers remit payment for their purchases through credit cards.  At September 30, 2008 and December 31, 2007, we had $5,691 and $1,898, respectively in trade accounts receivable from major credit card companies.

During the nine months ended September 30, 2008, purchases from one vendor totaled approximately $55,000 or 11% of net sales and purchases from a second vendor totaled approximately $127,000 or 24% of net sales.  During the nine months ended September 30, 2008, we returned approximately $80,000 in product to this second vendor, approximately $70,000 of which has been recorded in the allowance for doubtful accounts.  We also initiated a lawsuit of approximately $70,000 plus costs against this supplier for breach of contract and fraud arising out of the sale of counterfeit cosmetics.  Because our industry is based on personal taste and fashion trends, the popularity of brands or products within a brand rises and falls.  As a result, we expect our vendors, and the amount of product we purchase from them, to change frequently.

Recently Adopted and Recently Issued Accounting Standards

Refer to Note 2 of our Notes to Consolidated Financial Statements included in our Form 10-KSB for the fiscal year ended December 31, 2007 for a discussion of recent accounting standards and pronouncements.  Accounting pronouncements that have been issued or adopted subsequent to December 31, 2007 are described below:

On January 1, 2008, we adopted Statement of Financial Accounting Standards (SFAS) No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 relates to financial assets and financial liabilities. In February 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Also in February 2008, the FASB issued FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that SFAS No. 13, Accounting for Leases, (SFAS 13) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations, (SFAS 141) or SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141(R)).

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to financial assets and financial liabilities had no impact on our financial statements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

In February 2007, the FASB issued SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.   SFAS 159 permits measurement of certain financial assets and financial liabilities at fair value.  If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date.  Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety.  The fair value option election is irrevocable, unless a new election date occurs.  SFAS 159 was effective for us on January 1, 2008. The adoption of SFAS 159 did not have a material impact our consolidated financial statements as we did not elect the fair value option for any of our financial assets or liabilities.

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

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133).   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  SFAS 161 will be effective for us on January 1, 2009.  Early adoption of this provision is prohibited.  We are currently evaluating the impact adoption of SFAS 161 may have on our consolidated financial statement disclosures.

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

In May, 2008, FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.  Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. That diversity results in inconsistencies in the recognition and measurement of claim liabilities because of differing views about when a loss has been incurred under FASB Statement No. 5, Accounting for Contingencies. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. SFAS 163 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; disclosure requirements in paragraphs 30(g) and 31 are effective for the first period (including interim periods) beginning after May 23, 2008. We do not expect the adoption of SFAS 163 to have a significant impact on our consolidated financial statements.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 (FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We have not yet evaluated the impact that FSP APB 14-1 will have on our consolidated results of operations or consolidated financial position.

On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (FSP No. EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of FSP No. EITF 03-6-1 and the impact that its adoption will have on our consolidated results of operations or consolidated financial position.

In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  We are currently evaluating the impact that adoption of EITF 07-5 will have on our consolidated financial statements.

In June 2008, FASB released a proposed SFAS, Disclosure of Certain Loss Contingencies, an amendment of FASB Statements No. 5 and 141) (the proposed Statement), for a comment period that ended during August 2008. The proposed Statement would (a) expand the population of loss contingencies that are required to be disclosed, (b) require disclosure of specific quantitative and qualitative information about those loss contingencies, (c) require a tabular reconciliation of recognized loss contingencies and (d) provide an exemption from disclosing certain required information if disclosing that information would be prejudicial to an entity's position in a dispute. The proposed Statement would be effective for financial statements issued for fiscal years ending after December 15, 2008, and for interim and annual periods in subsequent fiscal years. When and if the proposed Statement is approved in final form by FASB, we will evaluate whether the adoption of the proposed Statement will have any material impact on our financial position and results of operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As a smaller reporting company, we are not required to include this information.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Robert Rook, our chief executive officer and Munjit Johal, our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on such evaluation, Mr. Rook and Mr. Johal have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Item 4 (T).  Controls and Procedures

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

Not applicable

Item 3.  Defaults Upon Senior Securities.

Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders.

On July 18, 2008 we held a special meeting of our shareholders for the purpose of approving a proposal to reverse split the outstanding shares of our common stock so that each shareholder will receive 1 share for every 20 shares owned.  There were represented in person or by proxy at the meeting a total of 137,615,437 shares of common stock representing approximately 71% of our issued and outstanding common stock.  The result of the voting was as follows:

FOR	AGAINST	WITHHELD
137,544,735	42,369	28,333

Item 5. Other Information

Not applicable

Item 6. Exhibits

Exhibit No.	Title
3.1	Articles of Incorporation(1)
3.2	Bylaws(1)
3.3	Certificate of Amendment to Articles of Incorporation (2)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
(1) Incorporated by reference from the registrant’s registration statement on Form SB-2, SEC File No. 333-113333, filed with the Securities and Exchange Commission on March 5, 2004.
(2) Incorporated by reference from the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21 ,2006.
*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned duly authorized.

MAKEUP.COM LIMITED

Date: November 14, 2008	By:	/s/ Robert E. Rook
Robert E. Rook Chief Executive Officer and President

Date: November 14, 2008	By:	/s/ Munjit Johal
Munjit Johal Chief Financial Officer