Form 10-Q/A
period 2008-09-30
Makeup.com LTD
filed 2008-11-20
CIK 1281198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
Amendment No. 1

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 13 , 2008 the registrant had 9,733,442 shares of common stock outstanding.

EXPLANATORY NOTE

On August 14, 2008 Makeup.com Ltd. filed its Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (the “Original Filing”).  On November 14, 2008, management determined that our financial statements for the quarterly period ended June 30, 2008 can no longer be relied upon.  This determination was based on the following:

We inadvertently posted returned inventory to sales in the amount of approximately $85,000.  This resulted in an overstatement of sales by approximately $85,000, an overstatement of cost of goods sold by approximately $71,000 and an overstatement of inventory of approximately $14,000.  We also discovered (and resolved) a minor issue with our accounting software which resulted in an additional overstatement in inventory and an understatement in cost of goods sold of approximately $2,000.  The overall effect of the above adjustments decreased inventory by $15,690, cost of goods sold by $69,543 and revenue by $85,234.

Due to this determination, the following items on our financial statements have been changed as indicated:

Consolidated Balance Sheets

•	Inventory, net decreased from $382,033 to $366,343;

•	Total current assets decreased from $425,357 to $409,667;

•	Additional paid in capital increased from $(4,486,246) to $(4,501,936);

•	Total stockholders’ deficit increased from $(1,232,659) to $(1,248,349); and

•	Total liabilities and stockholders’ deficit decreased from $856,246 to $840,556.

Consolidated Statements of Operations

•	Sales decreased to $175,718 from $260,952 for the 3 month period and to $351,763 from $436,997 for the 6 month period;

•	Cost of goods sold decreased to $117,136 from $186,679 for the 3 month period and to $226,333 from $295,876 for the 6 month period;

•	Gross profit decreased to $58,582 from $74,273 for the 3 month period and to $125,430 from $141,121 for the 6 month period;

•
Net loss from continuing operations before interest expense and discontinued operations increased to $(322,426) from $(306,736) for the 3 month period and to $(621,486) from $(605,796) for the 6 month period; and

•	Net loss from continuing operations and net loss increased to $(369,410) from $(353,720) for the 3 month period and to $(744,756) from $(729,066) for the 6 month period.

Consolidated Statements of Cash Flows

•	Net loss increased to $(744,756) from $(729,066); and

•	Net cash used for inventory was reduced to $(25,447) from $(41,137).

We have also revised our discussion in Item 2, Management’s Discussion and Analysis or Plan of Operation to reflect these changes.

Information in this Amendment is as of the date of the Original Filing and does not reflect any subsequent information or events occurring after the date of the Original Filing, except to reflect the changes noted above.  Accordingly, the Amendment should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the Original Filing.  The filing of this Amendment to our Quarterly Report on Form 10-Q shall not be deemed an admission that the Original Filing or any subsequent amendment, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MAKEUP.COM LIMITED
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
ASSETS	(Unaudited)

Current assets:
Cash	$19,620	$42,443
Accounts receivable, net of $85,369 and $250 in allowances	9,697	2,503
Inventory, net	366,343	340,896
Prepaid expenses and deposits	14,007	22,291

Total current assets	409,667	408,133

Fixed assets, net of $146,332 and $127,830
accumulated depreciation	27,555	46,056
Deposit	70,000	70,000
Intangible assets	333,334	333,334

Total assets	$840,556	$857,523

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$369,632	$303,572
Accrued liabilities	6,904	8,351
Accrued advertising fees	6,600	8,991
Accrued consulting fees	27,998	15,000
Accrued professional fees	31,563	76,488
Advances payable	16,815	6,901
Note payable	372,852	359,573
Convertible notes payable	1,246,570	3,805,208
Due to related parties	9,971	9,850
Deferred assets	-	2,652

Total current liabilities	2,088,905	4,596,586

Commitments and contingencies

Stockholders' deficit:
Common stock $0.001 par value, 200,000,000 authorized;
194,668,748 issued and outstanding at June 30, 2008 and 44,831,250
issued and outstanding at December, 31 2007	194,668	44,831
Additional paid in capital	3,086,653	-
Accumulated deficit	(4,501,936)	(3,757,180)
Accumulated other comprehensive loss	(27,734)	(26,714)

Total stockholders' deficit	(1,248,349)	(3,739,063)

Total liabilities and stockholders' deficit	$840,556	$857,523

The accompanying notes are an integral part of these consolidated financial statements

MAKEUP.COM LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 and 2007
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Sales	175,718	104,364	$351,763	$213,958

Cost of goods sold	117,136	73,717	226,333	151,722

Gross profit	58,582	30,647	125,430	62,236

Operating expenses:

Selling, general and administrative	381,008	268,872	746,916	482,204

Net loss from continuing operations before interest expense
and discontinued operations	(322,426)	(238,225)	(621,486)	(419,968)

Interest expense	(46,984)	(58,976)	(123,270)	(65,551)

Net loss from continuing operations before discontinued operations	(369,410)	(297,201)	(744,756)	(485,519)

Loss from discontinued operations	-	(54,767)	-	(125,024)

Net loss	$(369,410)	$(351,968)	$(744,756)	$(610,543)

Net loss per share - basic and diluted:
Continuing operations	$(0.00)	$(0.01)	$(0.01)	$(0.01)
Discontinued operations	-	-	-	-

Net loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding -
basic and diluted	138,685,507	44,831,250	91,758,378	44,831,250

The accompanying notes are an integral part of these consolidated financial statements

MAKEUP.COM LIMITED
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 and 2007
(UNAUDITED)

					Accumulated
	Common Stock Issued		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at January 1, 2007	44,831,250	$44,831	$-	$(2,287,035)	$(10,017)	$(2,252,221)

Net loss for the six months
ended June 30, 2007	-	-	-	(610,543)	-	(610,543)

Foreign currency exchange loss	-	-	-	-	(8,659)	(8,659)

Comprehensive loss	-	-	-	-	-	(619,202)

Balance at June 30, 2007	44,831,250	44,831	-	(2,897,578)	(18,676)	(2,871,423)

Net loss for the six months
ended December 31, 2007	-	-	-	(859,602)	-	(859,602)

Foreign currency exchange loss	-	-	-	-	(8,038)	(8,038)

Comprehensive loss	-	-	-	-	-	(867,640)

Balance at December 31, 2007	44,831,250	44,831	-	(3,757,180)	(26,714)	(3,739,063)

Shares issued for debt	149,837,498	149,837	3,086,653	-	-	3,236,490

						(502,573)
Net loss for the six months
ended June 30, 2008	-	-	-	(744,756)	-	(744,756)

Foreign currency exchange loss	-	-	-	-	(1,020)	(1,020)

Comprehensive loss	-	-	-	-	-	(745,776)

Balance at June 30, 2008	194,668,748	$194,668	$3,086,653	$(4,501,936)	$(27,734)	$(1,248,349)

The accompanying notes are an integral part of these consolidated financial statements

MAKEUP.COM LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 and 2007
(UNAUDITED)

	2008	2007

Cash flows from operating activities:
Net loss	$(744,756)	$(610,543)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	18,501	43,064
Loss on disposal of fixed assets	-	6,418
Changes in operating assets and liabilities:
Accounts receivable	(7,194)	3,095
Inventory	(25,447)	(100,170)
Prepaid expenses and deposits	8,284	8,183
Accounts payable	66,060	2,042
Accrued liabilities	(1,447)	(5,924)
Accrued advertising fees	(2,391)	1,539
Accrued consulting fees	12,998	-
Accrued professional fees	(44,925)	(44,277)
Interest on convertible notes payable	109,885	52,458
Interest on note payable	13,279	13,223
Due to related parties	121	9,032
Deferred assets	(2,652)	3,273

Net cash (used in) provided by operating activities	(599,684)	(618,587)

Cash flows from investing activities:
Proceeds on disposal of fixed assets	-	1,321
Acquisition of fixed assets	-	(13,644)

Net cash (used in) investing activities	-	(12,323)

Cash flows from financing activities:
Acquisition of domain name	-	(1)
Increase in convertible notes payable	567,967	310,000
Increase in advances payable	9,914	299,934

Net cash provided by financing activities	577,881	609,933

Effects of foreign currency exchange	(1,020)	(8,659)

Net (decrease) increase in cash	(22,823)	(29,636)

Cash, beginning of the period	42,443	62,611

Cash, end of the period	$19,620	$32,975

Supplemental disclosure of non-cash investing and financing activities:
Cash paid during the period:
Taxes	$-	$-
Interest	$-	$-

Non-cash changes in assets and liabilities
Advances payable converted to convertible notes payable	$-	$2,843,138
Account receivable offset against interest payable	$-	$6,271
Conversion of convertible notes payable into common stock of the Company	$(3,034,122)	$-
Conversion of interest on convertible notes payable into common stock of the Company	$(202,368)	$-
Issuance of common stock of the Company for debt	$3,236,490	$-

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

4.  BALANCE SHEET DETAIL

Inventories	June 30, 2008	December 31, 2007

Goods for resale	$363,121	$334,608
Promotional inventory	9,865	15,555
Goods in transit	3,357	733
Less: Reserve for slow moving or obsolete inventory	(10,000)	(10,000)
	$366,343	$340,896

Prepaid expenses and deposits	June 30, 2008	December 31, 2007

Other prepaid deposits	$2,528	$1,852
Prepaid marketing	11,479	20,439
	$14,007	$22,291

Fixed assets	June 30, 2008	December 31, 2007

Computer equipment and software	$173,887	$173,886

Book value	173,887	173,886
Less: accumulated depreciation	(146,332)	(127,830)
	$27,555	$46,056

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

11.  SUBSEQUENT EVENT

On July 18, 2008 the Company approved a 1 for 20 reverse split of their issued and outstanding common.  This split was effective on August 4, 2008 and upon completion approximately 9,733,437 shares of the Company’s common stock were issued and outstanding.  (Note 8)

On July 30, 2008 the Company initiated a lawsuit of approximately $86,000 plus costs against a supplier for breach of contract and fraud arising out of the sale of imitation cosmetics to the Company.  (Note 2)

Item 2.  Management’s Discussion and Analysis or Plan of Operation

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

RESTATEMENT OF PERIOD

On November 14, 2008, management concluded that we had inadvertently posted returned inventory to sales in the amount of approximately $85,000.  This resulted in an overstatement of sales by approximately $85,000, an overstatement of cost of goods sold by approximately $71,000 and an overstatement of inventory of approximately $14,000.  We also discovered (and resolved) a minor issue with our accounting software which resulted in an additional overstatement in inventory and an understatement in cost of goods sold of approximately $2,000.  The overall effect of the above adjustments decreased inventory by $15,690, cost of goods sold by $69,543 and revenue by $85,234.

The following table shows the changes made to our consolidated balance sheet to reflect this correction.

	As Reported	As Restated
Consolidated Balance Sheets
Inventory, net	$382,033	$366,343
Total current assets	$425,357	$409,667
Additional paid in capital	$(4,486,246)	$(4,501,936)
Total stockholders’ deficit	$(1,232,659)	$(1,248,349)
Total liabilities and stockholders’ deficit	$856,246	$840,556

The following table shows the changes made to our consolidated statements of operations to reflect this correction.

	Three Month Period		Six Month Period
	As Reported	As Restated	As Reported	As Restated
Statements of Operations
Sales	$260,952	$175,718	$436,997	$351,763
Cost of goods sold	$186,679	$117,136	$295,876	$226,333
Gross profit	$74,273	$58,582	$141,121	$125,430
Net loss from continuing operations before interest expense and discontinued operations	$(306,736)	$(322,426)	$(605,796)	$(621,486)
Net loss from continuing operations	$(353,720)	$369,410)	$(729,066)	$(744,756)
Net loss	$(353,720)	$369,410)	$(729,066)	$(744,756)

The following table shows the changes made to our consolidated statements of cash flows to reflect this correction.

	As Reported	As Restated
Consolidated Statements of Cash Flows
Net loss	$729,066	$744,756
Inventory	$41,137	$25,447

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

During the six months ended June 30, 2008, purchases from one vendor totaled approximately $127,345 or 21% of net sales. During the six months ended June 30, 2008, we returned $85,273 in product to this vendor, all of which has been recorded in the allowance for doubtful accounts.  We also initiated a lawsuit of approximately $86,000 plus costs against this supplier for breach of contract and fraud arising out of the sale of imitation cosmetics.  Because our industry is based on personal taste and fashion trends, the popularity of brands or products within a brand rises and falls.  As a result, we expect our vendors, and the amount of product we purchase from them, to change frequently.

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

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Our chief executive officer and our chief financial officer, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”).  Based on such evaluation, our chief executive officer and our chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.   Specifically, our chief executive officer and our chief financial officer determined that our control over inventory reporting was not effective. We have resolved our inventory reporting issues subsequent to the Evaluation Date and prior to the filing date of this report.We intend to further monitor this failure by engaging more frequently in training exercises and by implementing review policies that begin prior to and continue during the various stages of our financial statement preparation.

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

MAKEUP.COM LIMITED

Date: November 19, 2008	By:	/s/ Robert E. Rook
Robert E. Rook, Chief Executive Officer and President

By:	/s/ Munjit Johal
Munjit Johal Chief Financial Officer