Form 10-K
period 2008-12-31
Makeup.com LTD
filed 2009-04-01
CIK 1281198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from
Commission file number       000-51225

MAKEUP.COM LIMITED
(Name of registrant in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	43-2041643 (I.R.S. Employer Identification No.)
3416 Via Lido, Suite F, Newport Beach, California (Address of principal executive offices)	92663-3976 (Zip Code)

Issuer’s telephone number  1-866-347-5057

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock - $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [  ] Yes     [x] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]

Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company.)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [x] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  On June 30, 2008, the aggregate market value of the common equity held by non-affiliates was $1,612,636.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 27, 2009 the number of shares of the registrant’s classes of common stock outstanding was 9,733,442.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes.

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

On October 20, 2006, pursuant to the terms and conditions of an Asset Purchase Agreement, we acquired 100% ownership of Makeup Incorporated, which was formed under the laws of Nevada on February 12, 2004 (“Makeup”).  Also, as part of the Asset Purchase Agreement, we acquired 100% ownership of Online Makeup Inc., which was formed under the laws of British Columbia on September 17, 2004 (“Online”).   Our acquisition of Makeup was treated as a reverse acquisition.  Through Makeup we own a 100% interest in the following websites and domains, www.makeupinvestor.com, www.makeupkorean.com, www.makeupsurplus.com,  www.allmadeupblog.com, www.asamara-boutiques.com, www.asamara-cosmetics.com, www.asamara-makeup.com, www.makeup.com, www.discount.makeup.com, www.boutiquecosmetics.com, www.boutiquecosmetics.ca, www.makeupsurplus.com, and www.surplusmakeup.com.  The information included on these websites is not a part of this annual report.  In this annual report, when we say “the company”, “we”, “us” or “our”, we are referring to Makeup.com Limited and its subsidiaries, Makeup and Online.

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

We rely on Savvy Office Solutions to source products, negotiate prices and determine product suitability (all of which are subject to the approval of management), respond to customer inquiries and coordinate shipping.  Our agreement with Savvy Office Solutions had a term of one year, which has expired.  We currently retain Savvy Office Solutions on a month-to-month basis.  If we were to lose the services of Savvy Office Solutions, we believe that we would not be able to quickly replace the services they provide because of the time it would take to train a new service provider.

Products and Services

While we currently sell a broad range of makeup products through our website, our goal is to become an online seller of all types of makeup and beauty related products and services.  To that end, we are in the process of increasing the selection of products we sell, both by establishing relationships with dropshippers and by adding beauty related products such as perfume, diet and exercise, jewelry, aromatherapy, herbal remedies, lingerie and pharmaceuticals.  We  also provide services to our customers such as “Live Chat”, an e-mailed newsletter providing information about our products, special offers and beauty tips and a product review page on our website so that customer experiences with the products we sell can be shared.   During 2009, we may expand our online and offline product advertising and directory marketing if we determine that these functions will provide benefits to us.  Products included on our websites are acquired directly from various suppliers.

Boutique products

We began offering boutique beauty products in 2006. Boutique products include expensive established or emerging brands that may not be as readily available in local drugstores and department stores. We presently have established strong relationships with over 70 boutique brand manufacturers and distributors which enables us to offer a full selection of boutique products, including bath and body, hair care, skin care, makeup and fragrances, for both women and men. Some of our more popular boutique brands include Borghese Inc., BECCA Inc., CARGO Cosmetics Corp., Suki Inc., Paula Dorf Cosmetics Inc., Too Faced Cosmetics, and GoSmile.

During 2007 and 2008, we expanded our product offerings to include organic beauty products and mother and baby products including Purity Cosmetics, Ole Henriksen and Mama Mio.

Close-out products

Since June 2005 we have offered hard-to-find colors or beauty products for both women and men, as well as close-out or over-stock products produced by various manufacturers from the prior seasons, at competitive prices.

Value added services

Our sales have increased during the past two fiscal years partially due to the development of value-added services and customer loyalty programs. Our value added services and loyalty programs include: expanded product and brand review sections; a sampling program to provide customers with the opportunity to experience new brands by including limited edition gifts with customer purchases; customized account profiles allowing on-line shoppers to review order history, shipping and purchase information; customer wish list; interactive beauty advice available through “Live Chat”; an expanded FAQ site; and exclusive loyalty discounts to members. We believe that all of these services make for a better on-line shopping experience.

As part of our continuing efforts to improve our websites, on August 13, 2007 we signed a one year agreement with LifeTips, Inc.  Under the terms of the contract LifeTips agreed to provide content for our website and to design and deliver certain customized software for a fully functional tips and advice center for our websites.  The customized software was not delivered.  Instead, on February 17, 2009 we entered into an agreement with LifeTips pursuant to which we agreed to accept certain designated services, to be delivered on various dates between February 17, 2009 and February 17, 2010, in exchange for an offset against payments made over the past two years for the software development. Additionally, under the terms of the settlement agreement, we are not required to pay consulting invoices and accrued expenses totaling $37,658.

Advertising

Our current advertising campaigns consist primarily of online advertising including affiliate marketing programs, e-mail campaigns and cross-promotional offers with online websites in the beauty and fashion industry. We also advertise our products through gift with purchase offers, free product sampling and seasonal gift bag offers.  These programs are designed to induce new customer orders, increase average order sizes and turn inventory more quickly.

In 2008, we began to generate advertising revenues through the implementation of sponsor content, such as banner advertising on the makeup blog section of our websites. Our advertisers are made up of companies carrying makeup and beauty related products.  We intend to expand the use of sponsor content to the new beauty tips and beauty articles section during 2009.

Distribution of Products and Services

Our products and services are described in detail on our website.  The products are offered through a simple “point and click” interface within a transaction secure website accepting the usual modes of secure credit card payments, PayPal and Google Checkout.  Products can also be ordered using our toll-free telephone number, which is staffed Monday through Friday from 8:30 a.m. to 5:00 p.m. Pacific time.  We generally ship orders within two to four business days and orders generally arrive at their destinations within six to 10 business days.  We offer free standard shipping on orders over $60 and next day or two day shipping for an extra cost.  We also offer a “no hassle” return policy for up to 30 days for a refund, and up to 60 days for an in-store credit.

Market

Our products and services are targeted to consumers, both male and female, who purchase beauty and personal care products.  Our current advertising and e-mail marketing campaigns, which are coordinated and based on our customer lists and by marketing arrangements, have been primarily aimed at the United States market.  At the present time only customers with a valid US address are able to place an order on our web site. In the future we expect to expand our sales and marketing to other countries.

Principal Suppliers

We obtain the products we sell from several different suppliers.  While we are not dependent on any single supplier for the products that we sell, during the year ended December 31, 2008, purchases from one supplier totaled approximately $73,000 or 11% of our net sales.  Although we frequently monitor and manage this risk, loss of this vendor could have a material adverse effect on our business.  In 2008, we began to establish relationships with dropshippers in order to increase the number of products we offer.  We continue to perform market research to gain a better understanding of trends.  This research enables us to determine the optimum quantity and best mix of products to inventory.

Technology and Intellectual Property

On November 30, 2007 we filed an application with the U.S. Patent and Trademark Office for registration of the service mark “makeup.com” on the principal register.  Our application is still pending.  Our url registration, www.makeup.com, is in good standing until February 13, 2012.

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

Item 1A.  Risk Factors

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

We have been in our current business only since October 2006.  Our limited operating history makes evaluation of our business difficult.

We have been in our current business only since October 2006 and have limited historical financial data upon which to base planned operating expenses or to accurately forecast our future operating results.  We have a limited operating history which makes it difficult to evaluate our performance.  You must consider our prospects in light of the risks, expenses and difficulties we face as an early stage company with a limited operating history.  These risks include uncertainty as to whether we will be able to:

•	increase revenues from sales of our products;

•	respond effectively to competitive pressures;

•	protect our intellectual property rights, particularly our url;

•	continue to develop and upgrade our technology, to make shopping on our website easier; and

•	continue to have returning customers.

We incurred net losses for our past three fiscal years.  We may never be profitable.

We incurred net losses of $1,195,894, $1,470,145 and $1,084,298 for the fiscal years ended December 31, 2008, 2007 and 2006, respectively.  As we continue to try to expand our business, we are likely to continue to incur losses.  We cannot predict when, or if, we will be profitable in the future.  Even if we achieve profitability in the future, we may not be able to sustain it.

We may be unable to continue as a going concern.

Our independent auditor has noted in its report concerning our financial statements as of December 31, 2008 that we have incurred losses and have an accumulated deficit, which raises substantial doubt about our ability to continue as a going concern.  In the event we are not able to continue operations our securities will become worthless. See the auditors’ report on our consolidated financial statements on page F-2 of this report.

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

Because we do not yet generate enough revenue from sales of our products to support our operations, we must raise capital from sales of our securities or we must borrow funds to continue our business.  We expect to incur operating losses in the future as we try to expand our business by increasing the number of product lines that we offer and expanding our market beyond the borders of the United States.  Our history of losses and accumulated deficit of approximately $5 million through December 31, 2008 may make it more difficult to raise equity or debt financing.  If we are unable to raise the money as we need it, we may be required to significantly curtail, or even to cease, our operations.

We rely on the services provided to us by Savvy Office Solutions.  If we were to lose the services of Savvy Office Solutions, it could have a material adverse effect on our business and results of operations until a replacement service was trained.

We rely on Savvy Office Solutions to source products, negotiate prices and determine product suitability (all of which are subject to the approval of management), respond to customer inquiries and coordinate shipping.  These services are provided to us on a month-to-month basis.  If we were to lose the services of Savvy Office Solutions, we believe that we would not be able to quickly replace these services because of the time involved for training.  Until we trained a replacement service, the loss of these services could have a material adverse effect on our business and results of operations.

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

We sell products on our website that are supplied by various third party and boutique suppliers.  A significant disruption or interruption in the supply chain, for example, as a result of a natural disaster, could have a material adverse effect on our business.  In that case, the products may be late in being shipped or, if they cannot be shipped, we may not be able to find other suppliers of the products or we may find other suppliers of the products who will charge us a premium for providing the products.  During the year ended December 31, 2008, purchases from one supplier totaled approximately $73,000 or 11% of net sales.  Loss of this supplier could have a material adverse effect on us.

During the fiscal year ended December 31, 2008 we earned $683,185 in revenue but we still are not profitable.  We may not be able to achieve profitability.

While we earned revenues of $683,185 during the fiscal year ended December 31, 2008, an increase of $176,998 over the revenues we earned during the fiscal year ended December 31, 2007, we have not yet achieved profitability.  If our revenues fail to exceed our costs, we will continue to experience negative cash flow and net losses.  If our customer base does not grow, it will be difficult for us to increase our revenues.  Failure to reduce losses or to increase revenues could mean that we would never be profitable.

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

Item 1B.  Unresolved Staff Comments.

As a smaller reporting company we are not required to provide this information.

Item 2.  Properties.

Our corporate offices are located at 3416 Via Lido, Suite. F, Newport Beach, California, 92663-3976.  We share this office space with other businesses and commenced paying a monthly rental of $500 on March 1, 2008.  We do not have a rental contract and our rental payments are made on a month to month basis.

On March 7, 2007, we moved our warehouse and fulfillment facilities to an independent warehouse in Sumner, Washington.  We hold this facility under a lease with Pacific Distribution Services, L.L.C.  The lease has a term of one year that is automatically renewed for successive one year terms unless it is amended or terminated.  We pay rent of $3,400 per month.

Item 3.  Legal Proceedings.

In December 2008 we filed an action in the Superior Court of Washington for Kitsap County.  The action was titled Makeup Incorporated, A Nevada corporation, plaintiff vs. Melissa Carlsen (d/b/a Catwalk Cosmetics) and Does 1 – 10, defendants.  We filed the action to recover money we paid for name brand boutique cosmetics that we determined, upon receipt, were counterfeit.  The action was settled on December 29, 2008 when the defendants paid us the sum of $85,274.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “MKUP”.    The table below gives the high and low bid information for each fiscal quarter for the last two fiscal years.  The bid information was obtained from the Pink Sheets LLC and the OTCBB and reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.  The information below takes into consideration the 1-for-20 reverse stock split that we effected on August 4, 2008.

	High	Low
Fiscal Year Ended December 31, 2008
First Quarter	$0.90	$0.40
Second Quarter	$0.60	$0.40
Third Quarter	$0.60	$0.10
Fourth Quarter	$0.90	$0.50

Fiscal Year Ended December 31, 2007
First Quarter	$15.60	$6.40
Second Quarter	$14.40	$2.40
Third Quarter	$4.40	$1.80
Fourth Quarter	$6.20	$0.40

Holders of Record

As of March 27, 2009, there were approximately 16 record holders of our common stock.  This does not include an indeterminate number of shareholders whose shares are held by brokers in street name.

Dividends

We have never declared any cash dividends on our common stock and we do not anticipate declaring a cash dividend in the foreseeable future.

Recent Sales of Unregistered Securities

Not applicable.

Securities Authorized for Issuance under Equity Compensation Plans

Not applicable.

Item 6.  Selected Financial Data.

As a smaller reporting company we are not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Overview

 The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to help the reader understand Makeup.com Limited, our operations and our present business environment.  This MD&A is provided as a supplement to and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained in Item 8.  Financial Statements and Supplementary Data of this report.  This overview summarizes the MD&A, which includes the following sections:

•	Our Business – a general description of our business and the goals, plans, challenges and objectives of our business.
•	Operations Review – an analysis of our consolidated results of operations for the two years presented in our consolidated financial statements.
•	Liquidity and Capital Resources – an analysis of cash flows and other trends, events or uncertainties that may impact the results of operations or liquidity.
•	Critical Accounting Policies and Judgments – a discussion of accounting policies that require critical judgments and estimates.

When we use the words “we”, “us” or “our” in this report, we are referring to Makeup.com Limited and its subsidiaries, which we sometimes refer to in this report as “Makeup” and “Online”.

Our Business

We were incorporated on July 14, 2003 in the state of Nevada as Tora Technologies Inc. and are based in Newport Beach, California.  We are in the business of selling beauty and beauty related products on our websites, www.makeup.com and www.discount.makeup.com, to customers residing in the United States.

Our sales are directly related to traffic to our websites and the ability to convert such traffic to sales.  During 2008, we were successful in increasing traffic through a variety of advertising and promotional programs.  As a result, sales increased by 35% during 2008 as compared to 2007.

We have developed a solid base of loyal customers; 18% and 19% of our customers were repeat customers during the years ended December 31, 2008 and 2007, respectively.  At December 31, 2008 and 2007, our paid conversion rates were 3.44% and 2.77%, respectively.  At December 31, 2008 and 2007, our conversion rates for all traffic and sales on our websites were 0.88% and 1.08%, respectively.  Our promotional plans and programs which include free and discounted shipping charges for large orders, product discounts of up to 20%, free gifts with purchases, free samples with purchases and customer coupons and credits are designed to increase sales. During the year ended December 31, 2008 we were not only able to increase sales but we also increased the size of the average sales order from $57.08 for the year ended December 31, 2007 to $65.78 for the year ended December 31, 2008.

During 2008 and continuing into 2009, we began to take steps to increase profitability.  To that end, we are managing our inventory better.  Our goal is to find the optimum quantity and best mix of products to inventory so that we can increase our inventory turnover and reduce write-offs due to slow moving and obsolete inventory.  Ultimately, we plan to inventory only products that turn over at least five times per year.  We are also in the process of increasing the selection of products we sell, both by establishing relationships with dropshippers and by adding beauty related products such as perfume, diet and exercise, jewelry, aromatherapy, herbal remedies, lingerie and pharmaceuticals.  Finally, we are establishing relationships with other web based sellers such as Amazon.com, whereby we will act as dropshippers for them.

Because the online beauty industry is extremely competitive, in order to gain market share we must also keep our website innovative and efficient.  In order to accomplish this, we plan to continue to invest in several areas of technology and website content, including web services expansion, enhanced editorial beauty content, search engine optimization, merchandising selection, technology infrastructure and improvements to our website navigation process.

Finally, advertising is an important component to our plan to increase sales.  Our online marketing programs include pay-per-click and cost-per-acquisition adverting with Google, Yahoo/Overture, Yahoo Paid Inclusion, MSN, and MSN Shopping. Interactive marketing campaigns are planned for social networking sites such as Facebook. We plan to continue our affiliate programs with companies such as Commission Junction. We also plan to explore cross-promotional advertising opportunities with online websites in the beauty and fashion industry.

We believe that the implementation of our plan to manage inventory, the addition of the dropshipper relationships and the increase in products offered, combined with the continued innovations to our website and optimization of our advertising efforts will ultimately yield a significant increase in sales at a reasonable cost.

In addition to the foregoing, on a day-to-day basis, the means by which we intend to achieve better exposure and increases to our customer base and sales include:

(a)	Including samples in each order to provide customers with an opportunity to try new products,
(b)	Continually updating, modifying and improving our website layout and design to allow for new marketing techniques, improved navigation, and additional product offerings,
(c)	Rewarding new customers and top purchasing customers with special offers, incentives, percentage discounts and/or free shipping,
(d)	Enhancing the presentation and packaging of orders,
(e)	Working with new and existing vendors to update and enhance their brand pages with brand background, articles, press, product information, and makeup tips and tricks,
(f)	Continually monitoring our customers’ demands and changing tastes in our quest to meet our customers’ beauty regimen expectations,
(g)	Expanding our makeup and beauty related blog section,
(h)	Using Google Adsense to gain revenue through clicks on the ads shown on these pages,
(i)	Continuing to offer customers the opportunity to create and save items on their ‘wish list’ (gift registry),
(j)
Optimizing our marketing and branding efforts through paid and unpaid mediums including pay per click advertising, e-mail marketing, radio, natural search and by hosting or participating in sweepstakes, and

(k)
Working with and sourcing out additional content providers, whereby the content providers direct additional traffic to our websites as well as provide communication to our customers about beauty products.  We have formed a relationship with at least one content provider and we intend to continue to form such relationships in an effort to further expand our affiliate program.

Operations Review

Our operating results for the years ended December 31, 2008 and 2007 and the changes between those years are summarized as follows:

	For the Years Ended December 31,		Changes Between the Years Ended December 31,
	2008	2007	2008 and 2007

Sales	$683,185	$506,187	$176,998
Cost of sales	(440,217)	(393,813)	(46,404)

Gross profit	242,968	112,374	130,594
Selling, general and administrative	(1,252,003)	(1,244,887)	(7,116)
Interest expense	(188,014)	(210,668)	22,654
Forgiveness of debt	1,155	-	1,155
Gain (loss) from discontinued operations	-	(126,964)	126,964

Net loss	$(1,195,894)	$(1,470,145)	$274,251

Revenues

Our sales increased by $176,998 or 35% from $506,187 for the year ended December 31, 2007 to $683,185 for the year ended December 31, 2008. Our revenues were from sales made on our websites.  The products offered on our websites include merchandise we have purchased for resale from vendors and from third party distributors (dropshippers).  The increase in our sales was primarily due to more effective promotional programs, additional product selection, navigational improvements to the website and better product branding

Due to the economic downturn in the United States we are in the process of implementing several new programs which we believe will result in increased sales and improved conversion ratios over the next year.    Our new programs include only inventorying products that turn five or more times per year, offering a broader range of makeup products and product lines through the use of dropshippers, conducting multi-variant testing to further improve site navigation and conversion rates, increasing our exposure through amazon.com and adding complimentary product lines such as diet, exercise, aromatherapy, herbal remedies, jewelry, perfume, pharmaceutical, and lingerie.

In addition to our new programs, we expect programs we presently have in place such as search engine optimization which is designed to increase traffic to our website, web related advertising, customer purchasing incentives, informative beauty tips and bi-monthly customer newsletters to contribute to a steady increase in our revenues over the next year. We cannot guarantee that our plans to expand our business will be successful or that the economic crisis that has resulted in less discretionary spending by consumers will not adversely affect our revenues

Cost of Goods Sold

Our cost of goods sold increased by $46,404 or 12% from $393,813 for the year ended December 31, 2007 to $440,217 for the year ended December 31, 2008. The increase in cost of goods sold was primarily due to an increase in our sales.  This increase was partially offset by higher margins on our sales and a significant reduction in slow moving and obsolete inventory write-offs during the year.

Over the next year we expect our cost of sales to increase not only because we expect our sales to increase but because we expect our cost of sales to increase as a percentage of sales as we increase our product lines through establishing relationships with dropshippers whose products offer smaller profit margins.

Gross Profit

Our gross profit increased by $130,594 or 116% from $112,374 for the year ended December 31, 2007 to $242,968 for the year ended December 31, 2008. The increase in gross profit was primarily due to reducing slow moving and obsolete inventory write-offs, obtaining higher margins on our sales, reducing our promotional discounts and increasing our sales.

Assuming that the economic crisis in the United States does not have a significant adverse affect on our sales, over the next year we expect our gross profit to increase.  However we expect our gross profit as a percentage of sales to decline as we increase our reliance on dropshippers because our margin is smaller on the products we purchase from dropshippers.

Selling, General and Administrative Expenses

Our operating expenses increased by $7,116 or 1% from $1,244,887 for the year ended December 31, 2007 to $1,252,003 for the year ended December 31, 2008.  This increase was primarily due to approximate increases in the following categories: $71,000 in administrative expenses associated with accounting services and regulatory compliance; $29,000 in professional fees associated with regulatory compliance; $12,000 in bank charges and interest due to an increase in credit card fees associated with the increase in our sales; and $37,000 in warehouse rent, handling fees and warehousing expenses because our warehousing rent and expenses for first quarter of 2007 were reclassified to discontinued operations when we closed our warehouse and moved our inventory to an independent fulfillment warehouse.  These increases were primarily offset by decreases in the following categories of approximately; $39,000 in depreciation because the majority of our fixed assets are now fully depreciated; $26,000 in advertising and promotion due to the removal of ineffective online advertising programs; $70,000 in consulting fees due to a reduction in computer consulting and $12,000 in travel due to travel costs associated with moving the warehouse in the prior year.

Due to the economic downturn in the United States we are looking at ways to cut our costs over the next year,  however if our sales increase as expected then the increase in our warehousing costs and bank credit card fees will likely offset any reductions we are able to make to any of our other operating costs.

Interest Expense

During the years ended December 31, 2008 and 2007 we recorded interest expense of $188,014 and $210,668 respectively.  The decrease of $22,654 in interest expense was primarily due to the conversion of $3,236,490 in convertible notes payable including accrued interest of $202,368 into 7,491,875 shares of our common stock on May 5, 2008, offset by interest expense on the convertible notes payable prior to conversion and notes payable issued subsequent to conversion.

Loss from Discontinued Operations

Until March 2007 our subsidiary, Online, was in the business of warehousing and managing our inventory. In March 2007, we moved our inventory to an independent fulfillment warehouse in the United States and Online’s business operations ceased.  As a result we reclassified Online’s net loss of $126,964 for the year ended December 31, 2007 to net loss from discontinued operations.

Liquidity and Capital Resources

Going Concern

The notes to our consolidated financial statements at December 31, 2008 disclose our uncertain ability to continue as a going concern.  From the date of inception, February 12, 2004, until June 2005 we were developing our websites, makeup.com, and discount.makeup.com, sourcing beauty products, establishing our warehouse and undertaking our corporate operations.  During the first quarter of 2005, we began selling our beauty products on our makeup.com website and in 2007 we began selling makeup on our discount.makeup.com website.  Since launching our websites, we have focused on increasing traffic to them, increasing our product lines and generating sales.   We have accumulated a deficit of approximately $5.0 million to date and will require additional financing to support our operations until such time as we achieve positive cash flows from operations.  These factors raise substantial doubt about our ability to continue as a going concern.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon increasing traffic to our websites, increasing our sales, increasing our product lines, globally expanding our sales market and controlling operating costs.  Based upon current plans, we expect to incur operating losses in future periods.  We plan to mitigate these operating losses through increasing traffic to our websites, increasing sales, increasing our product lines and globally expanding our market, although there is no assurance that we can accomplish these goals.  We plan to obtain sufficient working capital through additional debt or equity financing, private loans and product sales, although there is no assurance that we will be successful in obtaining enough working capital to support our operations.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

At December 31, 2008 we had a cash balance of $48,629, a working capital deficit of $2,108,976 and negative cash flows from operations of $888,743.  During the year ended December 31, 2008, we primarily funded our operations through sales and the issuance of convertible notes payable.  We believe that our cash as of the date of this filing is inadequate to satisfy our working capital needs for the next year.  We anticipate funding our working capital needs for the next twelve months through product sales, debt or equity financing or private loans.  Although the foregoing actions are expected to cover our anticipated cash needs for working capital and capital expenditures for at least the next twelve months, no assurance can be given that we will be able to raise sufficient cash to meet our cash requirements.

The following table summarizes our sources and uses of cash for the years ended:

	December 31,
Sources and Uses of Cash	2008	2007
Net cash used in operating activities	$(888,743)	$(1,081,717)
Net cash used in investing activities	(5,840)	(12,323)
Net cash provided by financing activities	887,952	1,090,569
Effects of foreign currency exchange	12,817	(16,697)
Net increase (decrease) in cash	$6,186	$(20,168)

Net Cash Used In Operating Activities

Net cash used in operating activities during the year ended December 31, 2008 was $888,743.  We used cash of $1,195,894 to cover our net loss.  We also used cash when our accounts receivable increased by $1,100 due to an increase in amounts receivable from credit card companies; our prepaid expenses and deposits increased by $24,963 primarily due to an increase in prepaid advertising; we reduced our accrued liabilities, accrued advertising fees, accrued consulting and accrued professional fees by $619, $4,291, $15,000 and $17,086 respectively; amounts due to related parties decreased by $431 and our deferred assets decreased by $2,652 due to our warehouse lease.  These uses of cash were funded through a net decrease in inventory of $17,521; a net increase in accounts payable of $135,769; an increase in interest on our convertible notes payable of $93,036; an increase in interest on our convertible notes payable to related parties of $68,396 and on our note payable to a related party of $26,667; and depreciation in the amount of $31,904.

Net cash used in operating activities during the year ended December 31, 2007 was $1,081,717.  During the year we spent an additional $20,680 on inventory, paid $5,098 in accrued liabilities, used $1,244,887 to cover our general and administrative costs and used $126,946 on general and administrative costs that we reclassified to discontinued operations when we closed down Online’s warehouse.  These uses of cash were funded through a gross profit of $112,374, collection of accounts receivable of $11,878, utilization of $8,331 in prepaid expenses and deposits, increases of $66,703 in accounts payable, $5,197 in accrued advertising fees, $15,000 in accrued consulting fees,  $15,548 in accrued professional fees, $26,666 in interest accrued on the note payable to a related party, $141,691 in interest accrued on our convertible notes payable, $33,947 in interest accrued on our convertible notes payable to related parties, $5,766 due to a director for expenses he paid on our behalf and $2,652 in deferred assets due to our new warehouse lease.  We also expensed depreciation in the amount of $72,831 and had a loss on disposal of fixed assets of $7,996 due to closing our warehouse in Canada.

Net Cash from Investing Activities

During the year ended December 31, 2008, we spent $5,840 on the acquisition of fixed assets.

During the year ended December 31, 2007 we spent $13,644 on the acquisition of fixed assets and received $1,321 in proceeds from of the disposition of fixed assets.

Currently we do not have any large investment expenditures planned.

Net Cash Provided By Financing Activities

During the year ended December 31, 2008, we received cash of $317,962 on the issuance of convertible notes payable, received cash of $570,000 from the issuance of convertible notes payable to related parties and experienced a decline in of $10 in our advances payable due to foreign exchange fluctuations.

During the year ended December 31, 2007, we received $304,138 in cash advances from private investors, issued convertible notes payable in exchange for $786,432 in cash and acquired the domain name www.makeupinvestor.com for the nominal amount of $1.  The cash advances from private investors, along with advances received in the prior periods, were reclassified to convertible notes payable during the year.

Debt Conversion

On May 5, 2008, we converted $3,236,490 in convertible notes, including accrued interest of $202,368 into 7,491,875 (post reverse stock split) restricted shares of our common stock at a price of $0.4320 per share (post reverse stock split). The price per share of $0.4320 was calculated at a discount of 20% of the market price for our stock on May 5, 2008.  The issuance of these additional shares resulted in dilution to our existing shareholders.

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

Income Taxes

Income tax expense has not been recognized for the years ended December 31, 2008 and 2007 and no taxes were payable at December 31, 2008 or 2007, because we have incurred losses since our inception. Online, our subsidiary is subject to federal and provincial taxes in Canada and Makeup.com and Makeup are subject to United States federal taxes.

The components of our net operating losses for the years ended December 31, 2008 and 2007 were:

	2008	2007

United States of America	$(1,029,933)	$(1,403,292)
Canada	(184,703)	55,205

	$(1,214,636)	$(1,348,087)

As of December 31, 2008 and 2007 we had the following deferred tax assets that primarily relate to net operating losses.  A 100% valuation allowance has been established; as we believe it is more likely than not that the deferred tax assets will not be realized.

	2008	2007

Federal loss carryforwards	$1,453,019	$1,102,841
Foreign loss carryforwards	156,342	98,160

	1,609,361	1,201,001
Less: valuation allowance	(1,609,361)	(1,201,001)

	$-	$-

Our valuation allowance increased during 2008 and 2007 by $408,360 and $458,293, respectively.

We had the following net operating loss carryforwards (NOL’s) at December 31:

	2008	2007

United States of America	$4,383,198	$3,353,265
Canada	443,255	258,553

	$4,826,453	$3,611,818

The federal and Canadian NOL’s expire through December 31, 2028.  We are a Nevada corporation and we are not subject to state taxes.

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

Contingencies and Commitments

Settlement

During the year ended December 31, 2008 we initiated a legal action against a supplier for breach of contract and fraud arising out of the sale of counterfeit cosmetics.  The legal action was settled by payment to us of approximately $85,000 plus costs.

Contractual Obligations

Our only contractual obligation and commitment is a one year lease commitment with our warehouse in Sumner, Washington.  This lease was entered into on March 1, 2007, is renewable automatically on a yearly basis and requires payment of a minimum storage fee of $3,400 per month.

Critical Accounting Policies and Judgments

An appreciation of our critical accounting judgments is necessary to understand our financial results.  These policies may require that we make difficult and subjective judgments regarding uncertainties, and as a result, such estimates may significantly impact our financial results.  The precision of these estimates and the likelihood of future changes depend on a number of underlying variables and a range of possible outcomes.  Other than our accounting for our allowance for doubtful accounts, accruals for accounting, auditing and legal expenses, obsolete inventory, product returns, shipping, and the useful lives and impairment of intangible and long-lived assets, our critical accounting policies do not involve the choice between alternative methods of accounting.  We have applied our critical accounting judgments consistently.

Reclassifications

Certain prior period amounts in our consolidated financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no effect on the consolidated results of operations or financial position for any period presented.

On the December 31, 2008 balance sheet we reclassified $5,723 in accounts payable to due to related parties, $105,399 in convertible notes payable were reclassified to convertible notes payable to related parties and $23,991 in accrued liabilities were reclassified to accrued advertising fees and accrued consulting fees.

Accounts Receivable

Receivables represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectability of all past due accounts.  At December 31, 2008, our allowance for doubtful accounts was $2,259.

Inventories

Inventories are stated at the lower of cost or market under the first-in, first-out method. During the year ended December 31, 2008 we wrote-off $11,959 in obsolete inventory and we have a reserve of $20,000 for slow moving or obsolete inventory.

We have arrangements with certain drop shippers whereby we do not purchase or pay for merchandise until the merchandise is ultimately sold and shipped to our customer.

Long-lived Assets Including Intangible Assets

We review fixed assets and intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We have made no material adjustments to our long-lived assets at December 31, 2008.  In accordance with the Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142), we classify our intangible assets as intangible assets with an indefinite life not subject to amortization.  We test our intangible assets for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. Our intangible assets are the domain names Makeup.com, Makeupinvestor.com, Makeupkorean.com, Makeupsurplus.com, Surplusmakeup.com, Boutiquecosmetics.com, Allmadeupblog.com, Asamara-boutiques.com, Asamara-cosmetics.com, and Asamara-makeup.com.  We determined the fair value of these assets by obtaining third party appraisals on an annual basis.  At December 31, 2008 we had $333,334 in intangible assets which we believe are recorded at fair value and that no impairment currently exists.

Financial Instruments

Foreign Exchange Risk

We are subject to foreign exchange risk for sales and purchases denominated in foreign currencies.  Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar. We do not believe that we have any material risk due to foreign currency exchange.

Fair Value of Financial Instruments

Our financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, accrued advertising, accrued consulting and accrued professional fees, convertible notes payable and advances payable.  The fair value of these financial instruments approximates their carrying values due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and trade accounts receivable and payable.

At December 31, 2008 we had approximately $48,000 in cash that was not insured.  This cash is on deposit with a major chartered Canadian bank.  As part of our cash management process, we perform periodic evaluations of the relative credit standing of this financial institution.  We have not experienced any losses in cash balances and do not believe we are exposed to any significant credit risk on our cash.

Receivables arising from sales to customers are generally not significant individually and are not collateralized.  We continually monitor the financial condition of our customers to reduce the risk of loss.  None of our end-user customers account for more than 10% of net revenues.  Substantially all of our customers remit payment for their purchases through credit cards.  At December 31, 2008 we had $3,170 in trade accounts receivable from major credit card companies.

During the year ended December 31, 2008, purchases from one supplier totaled approximately $73,000 or 11% of net sales.  While we frequently monitor and manage this risk, loss of this supplier could have a material adverse effect on us.

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

Product returns are estimated in accordance with SFAS No. 48 (SFAS 48), Revenue Recognition when Right of Return Exists.  The Company also ensures that the following other criteria in SFAS 48 have been met prior to recognition of revenue:

(a) the price is fixed or determinable;
(b) the customer is obligated to pay and there are no contingencies surrounding the obligation or the payment;
(c) the customer’s obligation would not change in the event of theft or damage to the product;
(d) the customer has economic substance;
(e) the amount of returns can be reasonably estimated; and
(f) we do not have significant obligations for future performance in order to bring about resale of the product by the customer.

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

At December 31, 2008 we allowed for $329 in product returns.

Amounts billed to a customer on a sales transaction related to shipping are classified as revenue.

Cost of Sales

Cost of sales includes freight-in, the actual cost of merchandise sold, cost of shipping billed to customers, inventory shrinkage, obsolete inventory write-offs, and warehouse inventory receiving costs.

Shipping costs in excess of those billed to customers and handling costs are included in our selling, general and administrative costs.  During the year ended December 31, 2008 excess shipping costs were $56,041 and handling costs were $51,577.

Advertising

Advertising costs consist primarily of online advertising including affiliate marketing programs, e-mail campaigns and other initiatives.  We pay commissions to participants in our affiliate marketing program when their customer referrals result in product sales.

Advertising expenses also consist of public relations expenditures to third parties and to a lesser extent, traditional advertising such as advertisements in magazines.

We include some inventory items in our free gift bags.  The cost of these items is charged to advertising and promotion expense at the time the gift bags are committed as promotional items.  During the year ended December 31, 2008 $5,691, in free gift bags were expensed to advertising and promotion.

Advertising and other promotional costs are expensed as incurred to selling, general and administrative expenses on our consolidated statements of operations and amounted to approximately $195,000 for the year ended December 31, 2008.

Recent Accounting Standards and Pronouncements

In September 2006, the FASB issued SFAS No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).   This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. We are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008, or December 31, 2008 for us. The adoption of SFAS 158 did not have a material impact on our consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations, which requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This statement was effective for us on January 1, 2009.  We expect SFAS 141(R) will have an impact on our accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the EITF of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and the terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 was effective for us on January 1, 2009.  We do not expect adoption of EITF 07-1 to have a significant impact on our consolidated financial statements.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  This statement was effective for us on January 1, 2009.  We do not expect adoption of SFAS 160 to have a significant impact on our consolidated financial statements.

On January 1, 2008, the Company adopted SFAS No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Also in February 2008, the FASB issued FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that SFAS No. 13, Accounting for Leases, (SFAS 13) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations, (SFAS 141) or SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141(R)).

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions. The adoption of SFAS 157, as it relates to financial assets and financial liabilities, had no impact on our financial statements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

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

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133).   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  This statement was effective for us on January 1, 2009.  Early adoption of this provision is prohibited.  We do not expect this statement to have a material impact on our consolidated financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective prospectively for intangible assets acquired or renewed after January 1, 2009. We do not expect FSP 142-3 to have a material impact on our accounting for future acquisitions of intangible assets.

In May, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement was effective for us on November 15, 2008 and did not have a material impact on our consolidated financial statements.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 (FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 was effective for us on January 1, 2009.  The adoption of FSP APB 14-1 is not expected to have a material impact on our consolidated results of operations or consolidated financial position.

On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (FSP No. EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance is effective for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 was effective for us on January 1, 2009.  Adoption of FSP EITF 03-6-1 is not expected to have a material impact on our consolidated results of operations or consolidated financial position.

In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  EITF 07-5 was effective for us on January 1, 2009.  Adoption of EITF 07-5 is not expected to have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (FSP 03-6-1). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share.  This FSP was effective for us on January 1, 2009 and requires all prior-period earnings per share data that is presented to be adjusted retrospectively. We do not expect FSP 03-6-1 to have a material impact on our earnings per share calculations.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. As it relates to our financial assets and liabilities recognized or disclosed at fair value in our consolidated financial statements on a recurring basis (at least annually), the adoption of FSP 157-3 did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interest in Variable Interest Entities (FSP 140-4). FSP 140-4 requires additional disclosure about transfers of financial assets and an enterprise’s involvement with variable interest entities. FSP 140-4 was effective for the first reporting period ending after December 15, 2008. The adoption of FSP 140-4 did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (FSP) No.132 (R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits (FSP 132R-1). FSP 132R-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP is effective for us for the year ending December 31, 2009 and is not expected to have a material impact on our consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company we are not required to provide this information.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Makeup.com Limited

We have audited the accompanying consolidated balance sheets of Makeup.com Limited, as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit and comprehensive loss, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Makeup.com Limited as of December 31, 2008 and 2007, and the results of its consolidated operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Mendoza Berger & Company, LLP

/s/ Mendoza Berger & Company, LLP
Irvine, California
March 31, 2009

MAKEUP.COM LIMITED
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007

ASSETS

Current assets:
Cash	$48,629	$42,443
Accounts receivable, net of $2,588 and $250 in allowances	3,603	2,503
Inventory, net	323,375	340,896
Prepaid expenses and deposits	47,254	22,291

Total current assets	422,861	408,133

Fixed assets, net of $159,734 and $127,830 accumulated depreciation	19,992	46,056
Deposit	70,000	70,000
Intangible assets	333,334	333,334

Total assets	$846,187	$857,523

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$433,618	$297,849
Accrued liabilities	5,101	5,720
Accrued advertising fees	4,700	8,991
Accrued consulting fees	-	15,000
Accrued professional fees	62,033	79,119
Convertible notes payable	280,808	3,106,301
Convertible notes payable to related parties	1,337,304	698,907
Note payable to related party	386,240	359,573
Advances payable	6,891	6,901
Due to related parties	15,142	15,573
Deferred assets	-	2,652

Total current liabilities	2,531,837	4,596,586

Commitments and contingencies

Stockholders' deficit:
Common stock $0.001 par value, 200,000,000 authorized; 9,733,442 and 2,241,567
issued and outstanding at December 31, 2008 and 2007, respectively	9,733	2,242
Additional paid in capital	3,271,588	42,589
Accumulated deficit	(4,953,074)	(3,757,180)
Accumulated other comprehensive loss	(13,897)	(26,714)

Total stockholders' deficit	(1,685,650)	(3,739,063)

Total liabilities and stockholders' deficit	$846,187	$857,523

The accompanying notes are an integral part of these consolidated financial statements

MAKEUP.COM LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007

Sales	$683,185	$506,187

Cost of goods sold	440,217	393,813

Gross profit	242,968	112,374

Operating expenses:

Selling, general and administrative	1,252,003	1,244,887

Loss from operations	(1,009,035)	(1,132,513)

Other income (expense)
Interest expense	(188,014)	(210,668)
Forgiveness of debt	1,155	-

Loss from continuing operations	(1,195,894)	(1,343,181)

Loss from discontinued operations	-	(126,964)

Net loss	$(1,195,894)	$(1,470,145)

Net loss per share - basic and diluted:

Continuing operations	$(0.17)	$(0.60)
Discontinued operations	-	(0.06)

Net loss per share	$(0.17)	$(0.66)

Weighted average number of shares outstanding - basic and diluted	7,154,275	2,241,567

The accompanying notes are an integral part of these consolidated financial statements

MAKEUP.COM LIMITED
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

					Accumulated
	Common Stock Issued		Additional		Other
	Number of		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total

Balance at January 1, 2007	2,241,567	$2,242	$42,589	$(2,287,035)	$(10,017)	$(2,252,221)

Net loss for the year	-	-	-	(1,470,145)	-	(1,470,145)

Foreign currency exchange loss	-	-	-	-	(16,697)	(16,697)

Comprehensive loss	-	-	-	-	-	(1,486,842)

Balance at December 31, 2007	2,241,567	2,242	42,589	(3,757,180)	(26,714)	(3,739,063)

Shares issued for debt	7,491,875	7,491	3,228,999	-	-	3,236,490
						(502,573)

Net loss for the year	-	-	-	(1,195,894)	-	(1,195,894)

Foreign currency exchange gain	-	-	-	-	12,817	12,817

Comprehensive loss	-	-	-	-		(1,183,077)

Balance at December 31, 2008	9,733,442	$9,733	$3,271,588	$(4,953,074)	$(13,897)	$(1,685,650)

On July 18, 2008, the shareholders approved a 1 for 20 share reverse stock split of their issued and outstanding common stock.   All share amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements

MAKEUP.COM LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 and 2007

	2008	2007

Cash flows (used in) provided by operating activities:
Net loss	$(1,195,894)	$(1,470,145)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	31,904	72,831
Loss on disposal of fixed assets	-	7,996
Changes in operating assets and liabilities:
Accounts receivable	(1,100)	11,878
Inventory	17,521	(20,680)
Prepaid expenses and deposits	(24,963)	8,331
Accounts payable	135,769	66,703
Accrued liabilities	(619)	(5,098)
Accrued advertising fees	(4,291)	5,197
Accrued consulting fees	(15,000)	15,000
Accrued professional fees	(17,086)	15,548
Interest on convertible notes payable	93,036	141,691
Interest on convertible notes payable to related parties	68,396	33,947
Interest on note payable to related party	26,667	26,666
Due to related parties	(431)	5,766
Deferred assets	(2,652)	2,652

Net cash used in operating activities	(888,743)	(1,081,717)

Cash flows from investing activities:
Proceeds on disposal of fixed assets	-	1,321
Acquisition of fixed assets	(5,840)	(13,644)

Net cash used in investing activities	(5,840)	(12,323)

Cash flows from financing activities:
Acquisition of domain name	-	(1)
Increase in convertible notes payable	317,962	786,432
Increase in convertible notes payable to related parties	570,000	-
Decrease (increase) in advances payable	(10)	304,138

Net cash provided by financing activities	887,952	1,090,569

Effects of foreign currency exchange	12,817	(16,697)

Net increase (decrease) in cash	6,186	(20,168)

Cash, beginning of the period	42,443	62,611

Cash, end of the period	$48,629	42,443

Supplemental disclosure of non-cash investing and financing activities:
Cash paid during the period:
Taxes	$-	$-
Interest	$-	$-

Non-cash changes in assets and liabilities
Advances payable converted to convertible notes payable	$-	$2,743,138
Advance payable to related party converted to note payable	$-	$100,000
Account receivable offset against interest payable	$-	$6,271
Conversion of convertible notes payable into common stock of the Company	$3,034,122	$-
Conversion of interest on convertible notes payable into common stock of the Company	$202,368	$-

The accompanying notes are an integral part of these consolidated financial statements

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all amounts on deposit with financial institutions and highly liquid investments with maturities of 90 days or less to be cash equivalents.  At December 31, 2008 and 2007, the Company did not have any cash equivalents.

Accounts Receivable

Receivables represent valid claims against debtors for sales arising on or before the balance sheet date and are reduced to their estimated net realizable value.  An allowance for doubtful accounts is based on an assessment of the collectability of all past due accounts.  At December 31, 2008 and 2007, our allowance for doubtful accounts was $2,259 and $0, respectively.

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

The Company’s consolidated financial statements are based on a number of estimates, including accruals for estimated accounting, auditing and legal expenses, estimates for obsolete inventory, product returns,  shipping, warehouse handling costs, and the estimated useful lives and impairment of intangible and long-lived assets.

Inventories

Inventories are stated at the lower of cost or market under the first-in, first-out method.  At December 31, 2008 and 2007our reserves for slow moving or obsolete inventory were $20,000 and $10,000 respectively.  During the years ended December 31, 2008 and 2007, we wrote-off $11,959 and $34,203 (including reserves) respectively, to obsolete inventory.

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

Long Term Deposit

The Company was required to post a deposit with their online credit card payment processor to cover any fraudulent or refundable transactions to a maximum of $70,000. This deposit is not refundable until the Company ceases to use the services of this payment processor.  At December 31, 2008 and 2007, the Company had $70,000 on deposit with this online credit card payment processor.

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

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Long-lived Assets Including Intangible Assets

We review fixed assets and intangible assets, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We have made no material adjustments to our long-lived assets at December 31, 2008 and 2007.  In accordance with the Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (SFAS 142), we classify our intangible assets as intangible assets with an indefinite life not subject to amortization.  We test our intangible assets for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. Our intangible assets are the domain names Makeup.com, Makeupinvestor.com, Makeupkorean.com, Makeupsurplus.com, Surplusmakeup.com, Boutiquecosmetics.com, Allmadeupblog.com, Asamara-boutiques.com, Asamara-cosmetics.com, and Asamara-makeup.com.  We determined the fair value of these assets by obtaining third party appraisals on an annual basis.  At December 31, 2008 and 2007 the Company had $333,334 in intangible assets which management believe are recorded at fair value and that no impairment currently exists.

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

Comprehensive Loss

Comprehensive loss reflects changes in equity that results from transactions and economic events from non-owner sources.  The Company had $13,897 and $26,714 in accumulated other comprehensive losses for the years ended December 31, 2008 and 2007, respectively, from its foreign currency translation.  As a result, total comprehensive losses for the years ended December 31, 2008 and 2007 were $1,183,077 and $1,486,842, respectively.

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

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

Fair Value of Financial Instruments

The Company’s financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, accrued advertising, consulting and professional fees, convertible notes payable and advances payable.  The fair value of these financial instruments approximate their carrying values due to their short maturities.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable and payable.
At December 31, 2008 and December 31, 2007 the Company had approximately $48,000 and $42,000, respectively in cash that was not insured.  This cash is on deposit with a major chartered Canadian bank.  As part of its cash management process, the Company performs periodic evaluations of the relative credit standing of this financial institution.  The Company has not experienced any losses in cash balances and does not believe it is exposed to any significant credit risk on its cash.
Receivables arising from sales to customers are generally not significant individually and are not collateralized.  Management continually monitors the financial condition of its customers to reduce the risk of loss.  None of the Company’s end-user customers account for more than 10% of net revenues.  Substantially all customers remit payment for their purchases through credit cards.  At December 31, 2008 and December 31, 2007, the Company had $3,170 and $1,898, respectively in trade accounts receivable from major credit card companies.
During the year ended December 31, 2008, purchases from one supplier totaled approximately $73,000 or 11% of net sales.  While we frequently monitor and manage this risk, loss of this supplier could have a material adverse effect on us.  During the year ended December 31, 2007, all of the Company’s purchases from suppliers were less than 10% of net sales.

Research and Development Costs

Research and development costs are expensed as incurred. The Company did not incur any significant research and development costs during the years ended December 31, 2008 and 2007.

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Product returns are estimated in accordance with SFAS No. 48 (SFAS 48), Revenue Recognition when Right of Return Exists.  The Company also ensures that the following other criteria in SFAS 48 have been met prior to recognition of revenue:

(a)	the price is fixed or determinable;
(b)	the customer is obligated to pay and there are no contingencies surrounding the obligation or the payment;
(c)	the customer’s obligation would not change in the event of theft or damage to the product;
(d)	the customer has economic substance;
(e)	the amount of returns can be reasonably estimated; and
(f)	we do not have significant obligations for future performance in order to bring about resale of the product by the customer.

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

At December 31, 2008 and 2007 we allowed for $329 and $250 respectively, in product returns.

Amounts billed to a customer in a sale transaction related to shipping are classified as revenue.

Cost of Sales

Cost of sales includes freight-in, the actual cost of merchandise sold, cost of shipping billed to customers, inventory shrinkage, obsolete inventory write-offs, and warehouse inventory receiving costs.

Shipping costs in excess of those billed to customers and handling costs are included in our selling, general and administrative costs.  During the years ended December 31, 2008 and 2007 excess shipping costs were $56,041 and $50,978 respectively and handling costs were $51,577 and $43,450 respectively.

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

We include some inventory items in our free gift bags.  The cost of these items is charged to advertising and promotion expense at the time the gift bags are committed as promotional items.  During the years ended December 31, 2008 and 2007 $5,691 and $17,973, respectively, in free gift bags were expensed to advertising and promotion.

Advertising and other promotional costs are expensed as incurred to selling, general and administrative expenses on our consolidated statements of operations and amounted to approximately $195,000 and $220,000 for the years ended December 31, 2008 and 2007, respectively.

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

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

During March 2007, the Company moved its inventory to an independent fulfillment warehouse in the United States.  As a result Online, ceased to be in the business of warehousing Makeup’s inventory and its net operating losses have been recorded in loss from discontinued operations in our consolidated financial statements. For the years ended December 31, 2008 and 2007, we recorded losses from discontinued operations of $0 and $126,964, respectively.

Stock-Based Compensation

The Company accounts for Stock-Based Compensation in accordance with the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment (SFAS 123(R)), which requires recording expense for stock compensation based on a fair value based method.

The Company uses the “modified prospective method” which requires the Company to recognize compensation costs for all stock-based payments granted, modified or settled in financial statements.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158 (SFAS 158), Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).   This statement requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year end statement of financial position is effective for fiscal years ending after December 15, 2008, or December 31, 2008 for the Company. The adoption of SFAS 158 did not have a material impact on the Company’s consolidated financial statements.
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

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS 141(R)), which replaces SFAS 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values. SFAS 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  This statement will be effective for us on   January 1, 2009.  We expect SFAS 141(R) will have an impact on our accounting for future business combinations once adopted, but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the EITF of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. EITF 07-1 will be effective for the Company on January 1, 2009.  We do not expect Adoption of EITF 07-1 to have a significant impact on our consolidated financial statements.

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  This statement is effective for us on January 1, 2009.  We do not expect adoption of SFAS 160 to have a significant impact on our consolidated financial statements.

On January 1, 2008, the Company adopted SFAS No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities. Also in February 2008, the FASB issued FSP No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which states that SFAS No. 13, Accounting for Leases, (SFAS 13) and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13 are excluded from the provisions of SFAS 157, except for assets and liabilities related to leases assumed in a business combination that are required to be measured at fair value under SFAS No. 141, Business Combinations, (SFAS 141) or SFAS No. 141 (revised 2007), Business Combinations, (SFAS 141(R)).

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

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

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

In March 2008, the FASB issued SFAS No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS 133).   This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  This statement is effective for us on January 1, 2009.  Early adoption of this provision is prohibited.  We do not expect this statement to have a material impact on our consolidated financial statement.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors to be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets. Its intent is to improve the consistency between the useful life of an intangible asset and the period of expected cash flows used to measure its fair value. This FSP is effective prospectively for intangible assets acquired or renewed after January 1, 2009. We do not expect FSP 142-3 to have a material impact on our accounting for future acquisitions of intangible assets.

In May, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement was effective for us on November 15, 2008 and did not have a material impact on our consolidated financial statements.

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 (FSP APB 14-1), Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FSP APB 14-1 will be effective for the Company on January 1, 2009.  The adoption of FSP APB 14-1 is not expected to have a material impact on our consolidated results of operations or consolidated financial position.

On June 16, 2008, the FASB issued FASB Staff Position No. EITF 03-6-1 (FSP No. EITF 03-6-1), Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. FSP EITF 03-6-1 is effective for the Company on January 1, 2009.  Adoption of FSP EITF 03-6-1 is not expected to have a material impact on our consolidated results of operations or consolidated financial position.

In June 2008, the FASB issued EITF Issue 07-5 (EITF 07-5), Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.  EITF No. 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133 Accounting for Derivatives and Hedging Activities, specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS No. 133 paragraph 11(a) scope exception.  EITF 07-5 is effective for us on January 1, 2009.  Adoption of EITF 07-5 is not expected to have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities (FSP 03-6-1). FSP 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and are to be included in the computation of earnings per share under the two-class method described in SFAS No. 128, Earnings Per Share.  This FSP is effective for us on January 1, 2009 and requires all prior-period earnings per share data that is presented to be adjusted retrospectively. We do not expect FSP 03-6-1 to have a material impact on our earnings per share calculations.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. As it relates to our financial assets and liabilities recognized or disclosed at fair value in our consolidated financial statements on a recurring basis (at least annually), the adoption of FSP 157-3 did not have a material impact on our consolidated financial statements.

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) About Transfers of Financial Assets and Interest in Variable Interest Entities (FSP 140-4). FSP 140-4 requires additional disclosure about transfers of financial assets and an enterprise’s involvement with variable interest entities. FSP 140-4 was effective for the first reporting period ending after December 15, 2008. The adoption of FSP 140-4 did not have a material impact on our consolidated financial statements.

In December 2008, the FASB issued FASB Staff Position (FSP) No.132 (R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits (FSP 132R-1). FSP 132R-1 requires enhanced disclosures about the plan assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures required by this FSP are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. This FSP is effective for us for the year ending December 31, 2009 and is not expected to have a material impact on our consolidated financial statements.

3.  GOING CONCERN

From the date of inception, February 12, 2004 until June 2005, we were developing our websites, makeup.com, and discount.makeup.com sourcing beauty products, establishing our warehouse and corporate operations.  During the first quarter of 2005, we began selling our beauty products on our websites and subsequent to launching our websites have been focused on increasing traffic to our websites, increasing our product lines and generating sales.   We have accumulated a deficit of approximately $5.0 million to date and will require additional financing to support our operations until such time as we achieve positive cash flows from operations.  These factors raise substantial doubt about our ability to continue as a going concern.  Our ability to achieve and maintain profitability and positive cash flow is dependent upon increasing traffic to our websites, increasing our sales, increasing our product lines, globally expanding our sales market and controlling operating costs.  Based upon current plans, we expect to incur operating losses in future periods.  We plan to mitigate these operating losses through increasing traffic to our websites, increasing sales, increasing our product lines and globally expanding our market.  We plan to obtain sufficient working capital through additional debt or equity financing, private loans and product sales.  There is no assurance that we will be able to increase traffic to our websites, increase sales, increase product lines, globally expand our market or obtain working capital through additional debt or equity financing, private loans or product sales in the future.  The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

4.  BALANCE SHEET DETAIL

Inventories	December 31, 2008	December 31, 2007

Goods for resale	$333,510	$334,608
Promotional inventory	9,865	15,555
Goods in transit	-	733
Less: Reserve for slow moving or obsolete inventory	(20,000)	(10,000)

	$323,375	$340,896

Prepaid expenses and deposits	December 31, 2008	December 31, 2007

Other prepaid deposits	$4,698	$1,852
Prepaid marketing	42,556	20,439

	$47,254	$22,291

Fixed assets	December 31, 2008	December 31, 2007

Computer equipment and software	$179,726	$173,886

Less: accumulated depreciation	(159,734)	(127,830)

	$19,992	$46,056

During the year ended December 31, 2007, the Company recorded a loss on disposition of fixed assets of $7,996 due to closing Online’s warehouse in Canada and terminating the lease.

5.  CONVERTIBLE NOTES PAYABLE

At December 31, 2008 and 2007, the Company had convertible notes payable totaling $280,808 and $3,106,301 respectively, including accrued interest of $32,358 and $141,691 respectively.  The convertible notes are payable on demand, are unsecured, bear interest at 7% and are convertible into restricted shares of the Company’s common stock at the discretion of the lender at a conversion price of the lesser of (1) $0.50 per share and (2) a 20% discount to the closing market price of the Company’s common stock.  (Note 8)

On May 5, 2008 the Company converted $3,236,490 in convertible notes payable, including $202,368 in accrued interest, into 7,491,875 (post reverse stock split) shares of the Company’s common stock.  (Note 10)

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

6.  CONVERTIBLE NOTES PAYABLE TO RELATED PARTIES

	December 31, 2008	December 31, 2007
Convertible notes payable to a major shareholder	$370,000	$-
Convertible note payable to a major shareholder	30,000	-
Convertible notes payable to a company controlled by a relative of a major shareholder	629,960	564,960
Convertible notes payable to a company controlled by a major shareholder	105,000	-
Convertible note payable to a company controlled by a major shareholder	100,000	100,000
Accrued interest on convertible notes payable to related parties	102,344	33,947
	$1,337,304	$698,907

All of the above convertible notes payable to related parties are payable on demand, unsecured, bear interest at 7% and are convertible into restricted shares of the Company’s common stock at the discretion of the Company at a conversion price of the lesser of (1) $0.50 per share and (2) a 20% discount to the closing market price of the Company’s common stock.

7.  NOTE PAYABLE DUE TO RELATED PARTY

 At December 31, 2008 and 2007, the Company had a note payable in the amount of $333,333.  This note is payable on demand, is unsecured and bears interest at 8% (payable monthly).  At December 31, 2008 and 2007, $52,907 and $26,240, respectively, in interest had been accrued on this note.

8.  ADVANCES PAYABLE

At December 31, 2008 and 2007, the Company had advances payable totaling $6,891 and $6,901, respectively, from third parties.  These advances are non-interest bearing, have no fixed terms of repayment and are unsecured.  During year ended December 31, 2007, the Company reclassified $2,843,138 of advances payable through the issuance of convertible notes payable.  (Note 5)

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

9.  DUE TO RELATED PARTIES

Due to Related Parties	December 31, 2008	December 31, 2007

Expense reimbursement due to a director (a)	$9,850	$9,850
Expenses reimbursement due to a director (b)	129	-
Expenses reimbursement due to a major shareholder of the Company	5,163	5,723
	$15,142	$15,573

     (a)  At December 31, 2008 and 2007 the Company had paid or accrued $5,705 and $18,077 respectively, in travel and advertising expenses to this director.
 (b)  At December 31, 2008 and 2007, the Company had paid or accrued $1,380 and $1,773, respectively in telephone and advertising expenses to this director.

10.  COMMON STOCK
On July 18, 2008 the Company’s shareholders approved a 1 for 20 share reverse stock split of their issued and outstanding common stock.  All common stock amounts have been retroactively adjusted for all periods presented.
On May 5, 2008, the Company issued 7,491,875 (post reverse stock split) shares of common stock at $0.4320 per share on the conversion of $3,236,490 in convertible debt.  The shares were issued at a discount of 20% to the closing market price of the Company’s common stock on May 5, 2008, which was the date the borrower and lender agreed on the conversion.  (Note 5)

11.  SEGMENT INFORMATION

Makeup.com operates in a single business segment, the sale of beauty products in the United States.

12.  INCOME TAXES

Income tax expense has not been recognized for the years ended December 31, 2008 and 2007 and no taxes were payable at December 31, 2008 or 2007, because the Company has incurred losses since its inception. Online, the Company’s subsidiary is subject to federal and provincial taxes in Canada and Makeup.com and Makeup are subject to United States federal taxes.

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

The components of the Company’s net operating losses for the years ended December 31, 2008 and 2007 were:

	2008	2007

United States of America	$(1,029,933)	$(1,403,292)
Canada	(184,703)	55,205

	$(1,214,636)	$(1,348,087)

12.  INCOME TAXES (Continued)

As of December 31, 2008 and 2007 the Company had the following deferred tax assets that primarily relate to net operating losses.  A 100% valuation allowance has been established; as management believes it is more likely than not that the deferred tax assets will not be realized.

	2008	2007

Federal loss carryforwards	$1,453,019	$1,102,841
Foreign loss carryforwards	156,342	98,160

	1,609,361	1,201,001
Less: valuation allowance	(1,609,361)	(1,201,001)

	$-	$-

The Company’s valuation allowance increased during 2008 and 2007 by $408,360 and $458,293, respectively.

The Company had the following net operating loss carryforwards (“NOL’s”) at December 31:

	2008	2007

United States of America	$4,383,198	$3,353,265
Canada	443,255	258,553

	$4,826,453	$3,611,818

The federal and Canadian NOL’s expire through December 31, 2028.  The Company is a Nevada corporation and is not subject to state taxes.

MAKEUP.COM LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008

13. COMMITMENT

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

On March 1, 2008, the agreement was renewed for one year.  At December 31, 2008, the minimum future lease payments under our warehouse operating lease are as follows:

For the year ended December 31,	Amount
2009	$6,400

14.  SETTLEMENT

During the year ended December 31, 2008 the Company initiated and received settlement in full for of a lawsuit of approximately $85,274 plus costs against a supplier for breach of contract and fraud arising out of the sale of counterfeit cosmetics to the Company.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T).  Controls and Procedures.

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report.  The evaluation was undertaken in consultation with our accounting personnel.  Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Internal Control over Financial Reporting

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the Exchange Act) during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

PART III

Item 10.  Directors, Executive Officers, Promoters and Corporate Governance

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

Robert E. Rook, age 57

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

Munjit Johal, age 53

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

There are no family relationships among Mr. Rook and Mr. Johal.  Furthermore,

(1)
With the exception of the proceeding disclosed below, no bankruptcy petition has been filed by or against any business of which any director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

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

On June 26, 2008, the largest creditor of Secured Diversified Investments, Ltd. (“SDI”) filed and served on SDI an involuntary petition for relief under Chapter 11 of the United States Bankruptcy Code.  The petition was filed in the United States Bankruptcy Court for the District of Nevada as Case No. 08-16332.  At the time the petition was filed, Mr. Johal was the sole executive officer and sole director of SDI.  By order entered on January 27, 2009, the Bankruptcy Court confirmed SDI’s Plan of Reorganization. On February 10, 2009, pursuant to the terms of the Plan of Reorganization, SDI entered into a Share Exchange Agreement with Galaxy Gaming, Inc., a privately held Nevada Corporation (“Galaxy”). In connection with the closing of the Share Exchange Agreement, SDI obtained 100% of the issued and outstanding shares of Galaxy, and Galaxy became SDI’s wholly-owned subsidiary.  Also pursuant to the terms of the Plan of Reorganization, all of SDI’s outstanding debt obligations (other than administrative expenses related to the Chapter 11 case) were discharged in exchange for SDI’s issuance of new common stock on a pro rata basis to its creditors.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership with the Securities and Exchange Commission.  To our knowledge, based solely upon review of the copies of such reports received or written representations from the reporting persons, we believe that during our 2008 fiscal year our directors and executive officers complied with all Section 16(a) filing requirements with the exception of Munjit Johal, who during 2008 gifted 22,000 post reverse split shares of common stock to each of his two children.  Mr. Johal failed to file a Form 5 reporting this transaction.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers and employees, including our Chief Executive Officer and our Chief Financial Officer.  Our code of ethics is posted on our website and may be accessed at the url:  www.makeupinvestor.com/pdf/MAKU-Code%20of%20Ethics.pdf.

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

Item 11.  Executive Compensation.

Neither of our executive officers was paid compensation during the 2007 and 2008 fiscal years.

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

Item 12.  Security Ownership of Certain Beneficial Holders and Management.

The following tables set forth certain information regarding beneficial ownership of our securities as of March 27, 2009 by (i) each person who is known by us to own beneficially more than 5% of the outstanding shares of each class of our voting securities, (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission.  The number of shares shown as beneficially owned in the tables below are calculated pursuant to Rule 13d-3(d)(1) of the Securities Exchange Act of 1934.  Under Rule 13d-3(d)(1), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.  Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all of the shares of common stock.  For purposes of these tables, beneficial ownership is based on 9,733,442 shares of common stock issued and outstanding as of March 27, 2009.

Security Ownership of Certain Beneficial Owners (more than 5%)

Management is currently not aware of any beneficial owners with a security ownership of more than 5%, with the exception of the following beneficial owners.

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class
Common Stock	Richard N. Jeffs 49 Pont Street London, UK SW1X0BD	8,269,451 (1)	71.4%
Common Stock	Manhattan Assets Corp. 132 Via Havre Newport Beach, California 92663	667,163 (2)	7%
Common Stock	Pilenga Limited c/o Portcullis TrustNet (BVI) Limited TrustNet Chambers P.O. Box 3444 Road Town, Tortola British Virgin Islands	799,524 (2)	8%
Common Stock	Undershot Overseas Ltd. c/o Portcullis TrustNet (BVI) Limited TrustNet Chambers P.O. Box 3444 Road Town, Tortola British Virgin Islands	861,003 (3)	9%

(1) Of the shares attributed to Mr. Jeffs, 5,626,976 shares are owned by him, 861,003 shares are owned by Undershot Overseas Limited, an entity controlled by Mr. Jeffs and 167,314 shares are owned by Mr. Jeffs’ spouse, Susan Jeffs.  Mr. Jeffs disclaims ownership of the shares owned by Susan Jeffs and they have not been included in calculating his percentage ownership.  Also included are 1,295,011 shares which could be acquired by Mr. Jeffs upon the conversion of convertible promissory notes and 319,147 shares which could be acquired by Wet Coast Management, an entity controlled by Mr. Jeffs.  The amount of principal and accrued interest through March 27, 2009 owed to Mr. Jeffs was $466,204 and the amount of principal and accrued interest through March 27, 2009 owed to Wet Coast Management was $114,893.  The conversion rate used for this calculation was $0.36, which is a 20% discount to the closing price on March 27, 2009, as required by the convertible promissory notes.
(2) The information included has been obtained from a list of record shareholders provided to us by our stock transfer agent.  We have not independently verified the information with the shareholders, who may beneficially own additional shares of common stock.
(3) Please see footnote (1) above.

Security Ownership of Management

The address of our directors and executive officers is c/o Makeup.com Ltd., 3416 Via Lido, Suite F, Newport Beach, California 92663-3976.

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class
Common Stock	Robert E. Rook	65,958	0.68%
Common Stock	Munjit Johal	25,000(1)	0%
	Directors and Executive Officers (as a group)	65,958	0.68%

*Less than 1%.
(1) These shares were gifted by Mr. Johal to his daughter, who is a member of his household.  Mr. Johal disclaims ownership of these shares.

Change in Control

We are not aware of any arrangement that may result in a change in control.

Item 13.  Certain Relationships and Related Transactions.

While our common stock is not traded on any exchange, we have used Rule 4200(a)(15) of the NASDAQ Marketplace Rules to determine if any of our directors are “independent.”  Using the definition of “independent” as set forth in Rule 4200(a)(15), we have determined that neither of our directors qualifies as an independent director.

Transactions with Related Persons

Since January 1, 2007, no director, executive officer, or holder of more than 5% of our common stock, or any immediate family of such director, executive officer, or security holder has had any direct or indirect material interest in any transaction or currently proposed transaction, in which we were or are to be a participant, that exceeded the lesser of (1) $120,000 or (2) 1% of the average of our total assets at year-end for the last three completed fiscal years, except for the following:

Reimbursement of Expenses

At December 31, 2007, Makeup.com was indebted to Robert E. Rook, the current president and Chief Executive Officer, in the amount of $9,850 for advertising expenses that Mr. Rook paid on behalf of Makeup.com during the past fiscal year.  Makeup.com is not being charged interest for this outstanding amount.

Indebtedness to Richard N. Jeffs

On May 20, 2008 we issued to Mr. Richard N. Jeffs and entities controlled by Mr. Jeffs a total of 6,692,351 post-split (133,847,016 pre-split) shares of our common stock, or approximately 68.8% of the common stock outstanding on that date, in payment of loans having a total principal amount of $2,714,202 and accrued interest of $176,894.  The loans were made to us by Mr. Jeffs or by entities controlled by Mr. Jeffs from time to time during the 2007 and 2008 fiscal years. Mr. Jeffs and entities controlled by him continue to loan us funds for our operations.  As of March 27, 2009 we owed Mr. Jeffs a total of $450,000 in principal and $16,204 in interest and we owed an entity controlled by Mr. Jeffs a total of $100,000 in principal and $14,893 in interest.  The interest on these loans is calculated and compounded monthly at the rate of 7%.

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

2008 - $106,623 - Mendoza Berger & Company, L.L.P.
2007 - $72,828 – Mendoza Berger & Company, L.L.P.

 (2)  Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008 - $3,000 - Mendoza Berger & Company, L.L.P.
2007 - $750– Mendoza Berger & Company, L.L.P.

(3)  Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008 - $2,695 - Mendoza Berger & Company, L.L.P.
2008 - $1,179 – Dale, Matheson, Carr-Hilton, LaBonte, L.L.P.
2007 - $8,241 – Mendoza Berger & Company, L.L.P.
2007 - $606 – Dale, Matheson, Carr-Hilton, LaBonte, L.L.P.

(4)  All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2) and (3) was:

2008 - $0 - Mendoza Berger & Company, L.L.P.
2007 - $0 – Mendoza Berger & Company, L.L.P

Item 15.  Exhibits.

(a)           Index to and Description of Exhibits.

Exhibit	Description
3.1	Articles of Incorporation of Tora Technologies Inc. (1)
3.2	By-Laws of Tora Technologies Inc. (1)
3.3	Certificate of Amendment of Makeup.com Limited (2)
4.1	Instrument Defining the Rights of Security Holders (1)
10.1	Contract for Services dated as of August 31, 2007 between Savvy Office Solutions and Makeup, Incorporated (3)
10.2	Agreement between LifeTips and Makeup.com Limited (3)
10.3	Amendment dated October 12, 2007 to Agreement between LifeTips and Makeup.com Limited (4)
10.4	Form of Loan Agreement, Guarantee and Convertible Promissory Note*
10.5	Lease dated February 15, 2007 between Makeup Incorporated and Pacific Distribution Services, L.L.C.*
10.6	Amended Agreement between LifeTips and Makeup.com Limited dated February 17, 2009 *
21	Subsidiaries of the registrant*
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*Filed herewith.

(1) Filed as an exhibit to the registrant’s Form SB-2 registration statement filed with the Securities and Exchange Commission on March 5, 2004 and incorporated herein by reference.

(2) Filed as an exhibit to the registrants Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2006 and incorporated herein by reference.

(3) Filed as an exhibit to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007 filed with the Securities and Exchange Commission on November 14, 2007 and incorporated herein by reference.

(4) Filed as an exhibit to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed with the Securities and Exchange Commission on March 31, 2008.

(5) Filed as an exhibit to the registrant’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 29, 2006 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAKEUP.COM LIMITED

March 31, 2009	By:	/s/ Robert E. Rook
Robert E. Rook Director and Chief Executive Officer

March 31, 2009	By:	/s/ Munjit Johal
Munjit Johal Director and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert E. Rook	President, Principal Executive Officer,	March 31, 2009
Robert E. Rook	and member of the Board of Directors

/s/ Munjit Johal	Principal Financial Officer	March 31, 2009
Munjit Johal	member of the Board of Directors