Form 10-K
period 2012-12-31
SearchCore, Inc.
filed 2013-04-01
CIK 1281198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 000-51225

SearchCore, Inc.
(Exact name of registrant as specified in its charter)

Nevada	43-2041643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26497 Rancho Parkway South Lake Forest, CA	92630
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (855) 266-4663

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

Aggregate market value of the voting stock held by non-affiliates: $5,171,745 based on the closing price of $0.51 on June 29, 2012. The voting stock held by non-affiliates on March 28, 2013 consisted of 10,140,677 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☐  No  ☐

(Applicable Only to Corporate Registrants)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 28, 2013, there were 38,027,967 shares of common stock, par value $0.001, issued and outstanding.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980). None.

SEARCHCORE, INC.

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

i

Cautionary Statement Regarding Forward Looking Statements

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 – BUSINESS

Overview

We, together with our wholly owned subsidiaries, are engaged in developing, operating and monetizing websites that focus on specific niche industries, also known as vertical finder websites or finder sites. We currently are either developing finder sites, or providing marketing services on our existing finder sites, in the recreational sports, prefabricated home, and tattoo industries. We provide finder site services in three different sectors: media, technology, and marketing. All of our operations are conducted through our wholly-owned subsidiaries, each of which is incorporated or qualified to do business in the states in which it does so.

We specialize in connecting consumers with brands, products, and services through highly specific search-driven internet marketing finder sites. We develop and operate vertical finder websites in business-to-business and business-to-consumer markets. Our finder websites include content and resources that are relevant to an internet searcher’s specific query. From local merchants to national brands, we monetize internet search traffic through measurable lead generation, premium listings and highly targeted impression based advertising. Our methodology and technology are geared towards marketing to fragmented, disjointed, niche markets that are largely overlooked by our competitors, and we strive to build the number one or number two vertical finder website as defined by unique monthly visits in a given industry.

Our Technology And Sales Platform

Our business model of creating and monetizing a highly successful finder site was proven with the acquisition, development, and monetization of WeedMaps.com, which we sold in December 2012. WeedMaps grew from zero to $1.5 million in revenues per month and controlled a substantial percentage of its search market. The same technology knowhow, combined with our telemarketing sales platform, are currently being used to grow our new industry verticals.

We have now assembled and are in the processes of executing on a portfolio of domain names in a variety of industry verticals, including tattoos, recreational sports, and prefabricated housing with the goal of creating a large network of finder sites built upon the same technological platform and telemarketing system.

Vertical Finder Sites

The rapid development and evolution of the Internet and Internet search engines and their impact on e-commerce have enabled most businesses to overcome geographical barriers and sell products and services locally, regionally, nationally, and/or worldwide. At the same time, barriers to entry in e-commerce have fallen rapidly. Consequently, businesses have increased their online presence in an effort to more directly market to consumers. The Internet is now widely considered a catalyst for consumers who avail themselves of the abundant amount of products and services information along with consumer reviews. This abundance of products and services creates niche search markets. For example, a consumer may go on to a popular search engine like google.com or bing.com and search for sneakers in their respective neighborhood. The consumer will likely get hundreds of search results with a wide range of relevant and irrelevant options. Our goal is to eliminate the confusion currently in the marketplace as it relates to industries we have identified, and provide the user with more accurate information in a shorter period of time.

Our vertical finder sites act as information marketplaces which provide detailed, focused and relevant information specific to the product or service that a consumer is searching. We focus on becoming a top ranked website on all major search engines within a specific industry. We acquire premium domains in niche verticals, develop relevant content and resources as it relates to that specific industry, and execute campaigns within search engines to capture traffic.

For consumers, our vertical finder sites are designed to provide the technological means necessary to quickly search information in order to get their desired results. Our finder sites aggregate detailed data and information about specific businesses and products, along with reviews by other consumers, all of which when taken together create content in a value-added, engaging experience.

For business owners, our vertical finder sites provide a simple means to outsource their internet traffic aggregation and online marketing advertising. Our finder sites manage various internet marketing tactics on behalf of our clients including Search Engine Optimization (SEO) and Search Engine Management (SEM). This process helps to increase the ranking of the finder site which makes the site easily accessible to prospective consumers. In short, we assist business owners in focusing on their core product or service while alleviating the technological challenges associated with search engine optimization. Our finder sites help to narrow down the target market only to those individuals that are highly targeted for a business owner – the exact person that the business wants to reach.

How We Use Domain Names

We currently own over 150 domains names. Some of our domain names are “Premium Domains” which means that they have a greater value than most domains in that specific industry. A substantial portion of our domain names were purchased in order to drive traffic to the premium domains. We actively pursue and purchase many domain names in a given niche industry which we then use to disseminate into the virtual world. Utilizing a large number of domain names to capture users is similar to utilizing a large internet traffic net. Our goal is to capture only the most relevant consumers and thereby increasing the quality of prospective customer for the business owner.

How We Generate Revenue

We generate revenue through attracting internet and mobile searchers to our internet properties. The users then frequent our clients who pay us a fee to list on our site.

The Internet is a catalyst for consumers who are looking to make a purchase. We are able to attract consumers to our finder sites by becoming a top ranking website on one or more of the major search engine such as Google, Yahoo! or Bing. We charge our clients a fee to market their brands, products or services, place ads, and to create photo and video content, all of which are displayed on our finder sites. Once a client has subscribed, we offer various packages to our clients that serve to increase their exposure and thus increase the likelihood of connecting more consumers with their respective brand, product or service. This continual process makes our finder sites even more compelling to consumers searching on the internet.

Our Revenue Model Remains the Same

Our Internet properties generate revenues from merchants and advertisers within the industry verticals served. This is the revenue model we employed with WeedMaps.com and is the same revenue model we employ with our current finder sites. The revenue model follows a subscription-based approach, generating recurring monthly revenue from a variety of different package listings, lead generation and advertising.

Subscribers

Our clients are businesses and merchants wishing to leverage the power of the Internet to connect their brand, product or service to their customers. One of the primary methods for us to convert clients to a “paying” status, or to become a subscriber, is to allow clients to list and have minimal exposure on our site without paying a fee. Historically, once a client is represented on our site with an icon or listing, then that client begins to experience increase traffic to their brand, product or service. As a result, the client typically desires to convert into a paying customer, increasing their exposure on our site, and increasing the traffic to their location. This model is often referred to as a “freemium” type model which allows our clients to try our services before they subscribe. Businesses can utilize our marketing services for a period of time to gain first-hand exposure to our finder sites’ capabilities. We then create a fee-based monthly subscription agreement with the business. As time goes on, we have the ability to introduce various add-on packages that increase our client’s exposure, driving even more customer traffic to their businesses. In addition to the basic traffic-based programs, ancillary add-on packages and services are also available. These additional services will vary by industry segment, but can be highly valuable to a business. For example, we offer businesses advertising packages that can include banner ads placed on our finder sites, emails, texts, special promotions and events, as well as photo and video production of content such as virtual tours of our client’s establishments and products, which are then displayed on our finder websites.

The terms for advertising on the site are typically month to month. In general, clients begin in a lower advertising tier and then move up advertising tiers as their exposure and associated foot traffic increase.

Regions and Geographic Areas

We typically market our services based on geographic regions. For example, for any given geographic region, we will typically have a listing results page on our finder site that can display up to a certain number of subscriber locations and an unlimited amount of non-paying client listings. Subscribers, in most cases, are provided page one placement, meaning subscribers’ business listings will be among the first listings within the search results on our finder sites. At the end of a given month, if the subscriber count is above a certain number, then the respective regional listing page is typically divided into smaller regions, provided it does not detract from the user experience and in effect creating more revenue generating opportunities for us. In this fashion, the more subscribers we have within a given geographic region, the better and more relevant the information on our finder site becomes, the better value received by visitors to our finder sites, which then generates more page views, and the more sub-regions we create and thus more revenue generating opportunities for us.

Advertising Package Tiers

For our finder sites we typically create advertising package tiers in order to more easily distinguish the different services we offer at different price points. The different advertising package tiers also makes it easy for our clients to distinguish which package tiers are premium and thus likely to generate more traffic to their brand, product or service. The range of prices we charge for each advertising package tier differs per each finder site, per region, and per each tier package. Each region is internally created by us based on geographic location, industry density and demographics.

Listing Revenue

We generate revenues from fees we charge clients to advertise or list their location, products, and services on one or more of our finder websites. We recognize as revenue the fees we charge customers that advertise or list their related company on our websites.

For example, our listing packages typically are made up of two groups, Premium Listings and Standard Listings. The most important distinction between Premium Listings and Standard Listing packages is typically positioning on our finder websites. This distinction is important because the business that appears first in an internet search results list has an increased likelihood of a website visitor clicking on that business and thus “converting” the website visitor to a potential customer for our client. In general, being in the top section of the search results on any of our finder websites for a given geographical region is deemed preferable because of the increased conversion rates (or click-through rates). As a result, we charge a premium dollar amount for a Premium Listing so that the client is placed in the top section of search results for a given region.

Standard Listing Packages are basic packages which typically allow a customer to list their brand, product, or service on one or more of our finder sites with the capability to edit their listing. A Standard Listing also typically allows a customer to add photos, create a menu, and respond to customer reviews, for example.

Advertising Revenue

We generate revenues from fees we charge customers for placing ads for their related companies on our websites (i.e. Advertising Packages). Our Advertising Packages can include banner ads placed on our finder sites, emails, texts, special promotions, and events. All of our Advertising Packages are considered Ad Revenue pursuant to our revenue recognition policy.

Content Production Revenue

We generate revenues from photo and video production of content which is displayed on our finder websites (i.e. Content Production). Typically, Content Production that we create on behalf of our clients is considered an add-on or ancillary service. We typically create video “virtual” tours of our client’s establishments and products, which are then displayed on our finder websites. We recognize as revenue the fees we charge customers for photo and video production services. All of our Content Production services are considered Content Production Revenue pursuant to our revenue recognition policy.

How Our Finder Sites Generate Or Will Generate Revenue

Tattoo.com

The Tattoo.com revenue model follows a subscription-based approach, generating recurring monthly revenue from Standard Listings, lead generation and advertising. We have recently begun offering Premium Listings. In particular, Tattoo.com generates revenues from fees we charge clients in which the clients advertise or list their location, products, and services on tattoo.com. We also expect to generate revenues from advertising and content production in which we charge clients for placing ads for their related companies on our websites, which can include banner ads, emails, texts, special promotions and events, and for photo and video production services in which we charge clients for creating virtual tours of our client’s establishments and products, which are then displayed on Tattoo.com.

ManufacturedHomes.com and ModularHomes.com

ManufacturedHomes.com and ModularHomes.com are currently under development. We anticipate that the ManufacturedHomes.com and ModularHomes.com revenue models will also follow a subscription-based approach, generating recurring monthly revenue for Standard and Premium Listings, lead generation and advertising. In particular, ManufacturedHomes.com and ModularHomes.com will generate revenues from fees we charge clients in which the clients advertise or list their location, products and services on ManufacturedHomes.com and/or ModularHomes.com. We also expect to generate revenues from advertising and content production in which we charge clients for placing ads for their related companies on ManufacturedHomes.com and/or ModularHomes.com, which can include banner ads, emails, texts, special promotions and events, and for photo and video production services in which we charge clients for creating virtual tours of our client’s establishments and products, which are then displayed on ManufacturedHomes.com and/or ModularHomes.com.

Sportify.com

Sportify.com is currently under development. The Sportify.com revenue model will also follow a subscription-based approach, generating recurring monthly revenue from fees we charge our customers for a full feature set of functionality on the website and app. As with our other finder sites, we will offer consumers the ability to utilize it for free with limited functions or pay a subscription fee and gain greater access to a full set of features.

Once Sportify.com attains a certain number of monthly page views, we will then begin approaching sporting goods manufacturers and retailers and offering them advertising packages. We anticipate that Sportify.com will generate revenues from fees we will charge sporting goods manufacturers and retailers to advertise or list their location, products and services on Sportify.com. We intend to also approach corporations, universities and colleges, and introduce Sportify.com as a method to more efficiently schedule, organize and collect fees for respective recreational events at their businesses, facilities or schools.

Karate.com and Rodeo.com

The Karate.com and Rodeo.com websites are currently under development. We expect that their revenue models will also follow a subscription-based approach similar to our other finder sites, generating recurring monthly revenue for premium package listings, lead generation and advertising. We anticipate that Karate.com and Rodeo.com will generate revenues from fees that we will charge clients to advertise or list their location, products and services on Karate.com and/or Rodeo.com. We also expect to generate revenues from advertising and content production in which we will charge clients for placing ads for their related companies on Karate.com and/or Rodeo.com, which can include banner ads, emails, texts, special promotions and events. We will also charge a fee for photo and video production services. Specifically, we will charge clients for creating virtual tours of their respective establishments, and that video will then be displayed on Karate.com and/or Rodeo.com.

WeedMaps Media, Inc.

On November 19, 2010, we acquired WeedMaps, LLC, which was merged with and into WeedMaps Media, Inc., our wholly-owned subsidiary. Prior to the sale of WeedMaps Media, Inc., on December 31, 2012, our first finder site, www.weedmaps.com, focused primarily on dispensaries in the medicinal cannabis industry. We were never engaged in the growing, harvesting, cultivation, possession, or distribution of cannabis. Instead, we focused on developing our finder site technology and associated business model which could then be implement in a myriad of industries. We no longer have any clients related to the medicinal cannabis industry and we do not anticipate operating in or returning to the medicinal cannabis industry in the future.

Recent Name Change

Effective on January 6, 2012, we changed our name to SearchCore, Inc. from General Cannabis, Inc. This change was to more accurately reflect the technology aspect of our business and our focus on developing our finder site platform.

Corporate Information

SearchCore, Inc. was formed on July 14, 2003 in the State of Nevada as Tora Technologies, Inc. On November 21, 2006, we changed our name to Makeup.com Limited, on January 29, 1010, we changed our name to LC Luxuries Limited, and on November 5, 2010, we changed our name to General Cannabis, Inc. On January 6, 2012, we changed our name to SearchCore, Inc.

Our corporate headquarters are located at 26497 Rancho Parkway South, Lake Forest, California, 92630, and our telephone number is (855) 266-4663. Our website is www.searchcore.com. Information contained on our website is not incorporated into, and does not constitute any part of, this registration statement.

Description of Business

Our core service is to connect consumers with brands, products and services via our finder sites. We specialize in creating, operating and monetizing vertical finder sites. We identify niche, fragmented and/or disjoined markets, and attempt to capitalize on those markets by incorporating our existing platform as it relates to technology, marketing, advertising and sales. We only pursue markets in which we anticipate we will be the among the top finder sites in any respective industry. This includes marketing and services in both the business-to-business and the business-to-consumer marketplaces. When a consumer or business utilizes one of our finder sites, they are searching primarily for specific products, related items, social engagement, and/or reviews. Initially, we may waive all or a portion of advertising or marketing fees to clients who subscribe with us and market their brand, product or service on our finder sites. Once a client has subscribed with us then we offer various marketing packages that serve to increase the exposure of their business and thus increase the likelihood of connecting more consumers with their brand, product or service. We charge a fee for these various services. The fee varies depending on the service we provide. We believe that the previous success of our first finder site will enable us to continue and expand into other markets we believe has high growth potential.

Our Principal Services

Our principal services are offered through the following wholly owned subsidiaries:

Sports Asylum, Inc.
VerticalCore Management, Inc.
VerticalCore Solutions, Inc.
VerticalCore Merchant, Inc.

Other Subsidiaries

We have four additional wholly-owned subsidiaries whose operations have been discontinued. These are General Marketing Solutions, Inc., General Merchant Solutions, Inc., General Processing Corporation, and LV Luxuries Incorporated (which operated as makeup.com). As of right now, we have no imminent or specific plans for any of these entities and they are held as corporations in good standing with no operations.

Recent Acquisitions

WeedMaps, LLC

On November 19, 2010, we entered into an Agreement and Plan of Reorganization and Merger pursuant to which we acquired 100% of the membership interests of WeedMaps, LLC, a Nevada limited liability company, which was merged with and into WeedMaps Media, Inc., our wholly-owned subsidiary at the time. Prior to the acquisition of WeedMaps, LLC, SearchCore, Inc. was deemed to be a non-operating public shell corporation with nominal net assets and WeedMaps, LLC was a private operating company with significant operations. For accounting purposes the transaction was considered to be a reverse merger treated as a recapitalization of SearchCore where SearchCore was the surviving legal entity and the accounting acquiree, and WeedMaps, LLC was considered to be the accounting acquirer and the legal acquiree.

On December 31, 2012, WeedMaps Media, Inc. was sold to a third party.

Synergistic Resources, LLC

On December 3, 2010, we entered into a Reorganization and Asset Acquisition Agreement pursuant to which we acquired substantially all the assets of Synergistic Resources, LLC, a California limited liability company. The assets consisted primarily of the intellectual property and established marketing associated with the name Marijuana Medicine Evaluation Centers, including its website (www.marijuanamedicine.com), and the assignment of a Management Services Agreement pursuant to which we ultimately managed fourteen (14) medicinal cannabis medical clinics. This business was operated as General Health Solutions, Inc., and has since been discontinued.

Revyv, LLC

On January 11, 2011, we entered into a Reorganization and Asset Acquisition Agreement pursuant to which we acquired substantially all the assets of Revyv, LLC. The assets consisted primarily of the intellectual property associated with the name CannabisCenters, including its website (www.cannabiscenters.com), its related physician software and patient verification system, and numerous existing contracts. This business was operated as General Marketing Solutions, Inc. and the assets were sold with WeedMaps Media, Inc. on December 31, 2012.

Marijuana.com

On November 18, 2011, we entered into a Domain Name Purchase Agreement with an unrelated party for the purchase of the domain name www.marijuana.com. On December 31, 2012, the domain name was sold with WeedMaps Media, Inc.

MMJMenu, LLC

On January 5, 2012, WeedMaps Media, Inc. acquired substantially all the assets of MMJMenu, LLC. The assets consist primarily of the intellectual property associated with MMJMENU, including its website (www.mmjmenu.com), point-of-sale software, a variety of related websites, and its customers. On December 31, 2012, the assets were sold with WeedMaps Media, Inc.

ManufacturedHome.com, ManufacturedHomes.com, ManufacturedHomes.net and ManufacturedHouse.com

On August 2, 2012, we entered into a Domain Name Purchase Agreement pursuant to which we purchased the domain names known as www.manufacturedhome.com and www.manufacturedhouse.com, for total consideration of Fifty Thousand Dollars ($50,000), paid at closing.

On August 16, 2012, we entered into a Domain Name Purchase Agreement pursuant to which we purchased the domain name known as www.manufacturedhomes.com, for total consideration of One Hundred Thirty Thousand Dollars ($130,000), paid at closing.

On October 25, 2012, we purchased the domain name known as www.manufacturedhomes.net, for total consideration of Fourteen Thousand Dollars ($14,000), paid at closing.

Rodeo.com and Karate.com

On August 7, 2012, we entered into a Domain Name Purchase Agreement and a Non-Recourse Secured Promissory Note with Domain Holdings, Inc., an Alberta corporation, pursuant to which we purchased the domain names known as www.rodeo.com and www.karate.com, for total consideration of Five Hundred Thousand Dollars ($500,000), with the entire purchase price represented by the Note.

On October 25, 2012, we amended the Purchase Agreement and the Note. Pursuant to the terms of the amendments, we agreed to make payments of Fifty Thousand Dollars ($50,000) on each of August 15, 2012 and November 1, 2012, which we did. The balance of $400,000 is to be paid in eighteen (18) equal monthly installments of Twenty Two Thousand Two Hundred Twenty Two Dollars ($22,222) beginning June 1, 2013, and continuing on the first (1st) day of each month thereafter.

Additional Domain Names

On August 24, 2012, we entered into a Domain Names Purchase Agreement with High Level Technologies, Inc. pursuant to which we purchased 57 domain names as set forth in the Agreement, for total consideration of One Hundred Thousand Dollars ($100,000), paid at closing.

On February 22, 2013, we purchased the domain name known as www.traveltrailer.com. The purchase price was $50,000, payable $15,000 at closing and $5,000 per month over seven (7) consecutive months.

On February 27, 2013, we purchased the domain name known as www.toyhaulers.com. The purchase price was $30,000, payable $15,000 at closing and $2,500 per month over six (6) consecutive months.

Sports Asylum, Inc.

On December 31, 2012, we entered into a Securities Purchase Agreement by and among us, on the one hand, and Sports Asylum, Inc., a Nevada corporation, and its shareholders, Sabas Carrillo, an individual, and James Pakulis, an individual and one of our officers and directors, on the other hand. Pursuant to the agreement, upon the closing of the transaction, we purchased 100% of the issued and outstanding equity interests of Sports Asylum in exchange for (a) the cancellation of a previous Secured Promissory Note issued to Sports Asylum, entered into on or about August 22, 2012 and with an outstanding principal balance of Two Hundred Eighty Five Thousand Dollars ($285,000) and (b) Two Hundred Fifteen Thousand Dollars ($215,000) represented by promissory notes in the original principal amount of One Hundred Sixty One Thousand Two Hundred Fifty Dollars ($161,250) to Pakulis and Fifty Three Thousand Seven Hundred Fifty ($53,750) to Carrillo. The closing of the purchase took place on December 31, 2012.

Sports Asylum, Inc. owns and operates the intellectual property associated with www.sportify.com, and represents our introduction into the recreational sports industry.

Tattoo.com

On January 21, 2013, we entered into a Management Agreement with Tattoo Interactive, LLC pursuant to which we will perform various marketing, promotion, and website management services with respect to the domain name known as www.tattoo.com and the commercial website located at that domain. The Agreement has an initial term of twelve (12) months and shall automatically renew for successive one (1) year terms unless terminated in accordance with its terms. In the event we incur at least $25,000 in expenditures relating to the performance of the services in any single month, Tattoo Interactive shall pay us $10,000 as an expense-sharing allotment. Pursuant to the agreement, we will receive twenty percent (20%) of all advertising revenue (as defined therein), and after the payment of the advertising revenue, we will receive sixty five percent (65%) of all remaining designated gross revenue (as defined therein). We have a right of first refusal in the event Tattoo Interactive elects to sell the domain name, and in the event certain revenue goals, as set forth in the agreement, are satisfied, we will be granted certain equity interests in Tattoo Interactive.

Modularhomes.com

On January 25, 2013, we purchased the domain names known as www.modularhomes.com for total consideration of One Hundred Forty Thousand Dollars ($140,000), payable in down payment of Fifty Thousand Dollars ($50,000) and the balance over twelve (12) equal monthly payments.

Recent Divestitures

On February 1, 2010, we sold the domain name www.makeup.com, its associated domain names and certain intellectual property rights associated with these domain names for $2,000,000, of which we paid $200,000 in fees related to the sale, which resulted in proceeds to us of $1,800,000. We were in the business of selling beauty products, such as makeup and perfume, on the internet through the makeup.com website.

Sale of WeedMaps

On December 11, 2012, we entered into an Agreement and Plan of Reorganization by and among us and our wholly owned subsidiary, WeedMaps Media, Inc., a Nevada corporation, on the one hand, and RJM BV, a Dutch corporation, on the other hand. Pursuant to the Reorganization Agreement, upon the closing of the transaction, we sold WeedMaps to RJM in exchange for (a) Three Million Dollars ($3,000,000), represented by a secured promissory note, (b) the assumption by RJM of all of our various obligations to Douglas Francis, Justin Hartfield, and Keith Hoerling, and the assumption of our office lease in Newport Beach, California, and (c) Seven Hundred Fifty Thousand Dollars ($750,000) in cash (of which we withheld Five Hundred Thousand Dollars ($500,000) from WeedMaps at the closing and Two Hundred Fifty Thousand Dollars ($250,000) of which was to be paid to us on January 15, 2013, before the due date was extended to January 31, 2013, which payment we did receive). The closing of the sale took place on December 31, 2012.

As partial consideration under the Reorganization Agreement, RJM delivered a Secured Promissory Note in the original principal amount of Three Million Dollars ($3,000,000). The Note is secured by certain assets according to the terms of a Pledge and Security Agreement, which assets include all of the assets of WeedMaps Media, including but not limited to the URL known as www.weedmaps.com. Pursuant to the Note RJM will make the following payments: (1) Two Hundred Fifty Thousand Dollars ($250,000) on January 15, 2013 (which payment date was extended to January 31, 2013 and which payment we did receive); One Hundred Thousand Dollars ($100,000) each month beginning February 25, 2013 and continuing on the twenty fifth (25th) of each month thereafter for a total of twenty eight (28) months, which payments for February 2013 and March 2013 we did receive; and Sixteen Thousand Five Hundred Dollars ($16,500) on July 25, 2015. Interest shall accrue on the outstanding principal amount on an annual basis at a rate of One and One Hundredth Percent (1.01%).

As further consideration under the Reorganization Agreement, RJM delivered documents sufficient (i) to transfer all of the obligations that we owed to Justin Hartfield arising out of the Global Securities Purchase, Consulting, and Resignation Agreement by and between us, WeedMaps, and Hartfield dated as of July 31, 2012, to RJM and to release us from all said obligations thereunder; (ii) to transfer all of the obligations that we owed to Douglas Francis arising out of the Global Securities Purchase and Resignation Agreement by and between us, WeedMaps, and Francis dated as of July 31, 2012, to RJM and to release us from all said obligations thereunder; (iii) to transfer all of the obligations that we owed to Keith Hoerling arising out of the Global Securities Purchase Agreement by and between the Company, WeedMaps, and Hoerling dated August 14, 2012, to RJM and to release us from all said obligations thereunder; (iv) for RJM to assume all of our obligations under that certain Office Lease Agreement by and between us and Redstone Plaza, LLC dated January 17, 2011; and (v) for RJM to assume all of our obligations under certain additional material agreements set forth on Schedule 2.1.16 of the Reorganization Agreement.

As further consideration under the Reorganization Agreement, we, along with our President and Chief Executive Office James Pakulis, and Brad Nelms, an employee of SearchCore, entered into a Non-Competition Agreement whereby the bound parties agreed that they (i) will not disclose certain confidential information regarding the Business of WeedMaps; (ii) will not compete with the Business of WeedMaps; (iii) will not solicit, advise, provide or sell, directly or indirectly, any services or products of the same or similar nature to services or products of the Business of WeedMaps, to any client or prospective client of WeedMaps; (iv) will not solicit, request or otherwise attempt to induce or influence, directly or indirectly, any present client, distributor or supplier, or prospective client, distributor or supplier, of WeedMaps, to cancel, limit or postpone their business with WeedMaps, or otherwise take action which might be to the disadvantage of WeedMaps; and (v) will not hire or solicit for employment, directly or indirectly, or induce or actively attempt to influence, any employee, officer, director, agent, contractor or other business associate of WeedMaps (excluding employees prior to December 31, 2012), to terminate his or her employment or discontinue such person’s consultant, contractor or other business association with WeedMaps. The business of WeedMaps is defined in the Non-Competition Agreement as internet search and website operation for the medicinal cannabis industry.

Similarly, RJM, Douglas Francis, Justin Hartfield, and Keith Hoerling entered into a Non-Competition Agreement whereby they agreed not to compete with our business, described in the Non-Competition Agreement as internet search, internet advertising, and website operation for (a) the recreational sports industry, (b) the prefabricated housing industry, (c) the tattoo industry, and (d) other industries in which SearchCore and/or its affiliates operates, at the time of the Agreement or thereafter.

As further consideration under the Reorganization Agreement, we entered into an Assignment of Trademarks and an Assignment of Domain Names whereby we assigned certain trademarks and domain names to WeedMaps.

In the aggregate, the transactions represented by the Reorganization Agreement resulted in a reduction of over $8,000,000 in liabilities.

Sale of Certain Assets

On December 11, 2012, in connection with the transactions contemplated by the sale of WeedMaps Media, Inc., we entered into an Asset Purchase Agreement by and among us and our wholly owned subsidiary, General Marketing Solutions, Inc., a California corporation, on the one hand, and RJM, on the other hand, pursuant to which, upon the closing of the transaction, we sold certain assets (primarily those assets we acquired from Revyv, LLC in January 2011) to RJM for the sum of Ten Dollars ($10.00). The closing of the sale took place on December 31, 2012.

In connection with the Purchase Agreement, GMS entered into an Assignment of Domain Names whereby GMS assigned certain domain names to RJM.

Change in Business of the Company; Shell Status

The sale of WeedMaps resulted in a change in our client base. We continue in the internet search and marketing business. The sale completed our comprehensive exit as a finder and marketing site for our client base in the medicinal cannabis industry. We do not anticipate providing services to clients in the medicinal cannabis industry in the future. Our continued business focus is and will be internet search, advertising, and operating finder sites in the recreational sports, prefabricated housing, tattoo, and other industries identified by our management as having high growth potential.

The sale of WeedMaps will not make us a shell company as defined under Rule 405 of the Exchange Act, as we will continue to operate material business segments currently owned and/or operated by us.

Recent Restructuring

A.           On August 9, 2012, we entered into and closed a Global Securities Purchase Agreement and Secured Promissory Note with Keith Hoerling, an individual. Pursuant to the Global Agreement, we acquired Eleven Million Two Hundred Thousand (11,200,000) shares of common stock from Hoerling, in exchange for (A) the Hoerling Note which has a principal balance of One Million Six Hundred and Twenty Five Thousand Dollars ($1,625,000), to be paid in monthly payments beginning September 15, 2012 and ending on January 15, 2015, and (B) an additional amount of up to One Million Six Hundred and Twenty Five Thousand Dollars ($1,625,000), to be paid monthly beginning on September 15, 2012 and ending January 15, 2015, based on the monthly gross revenue of WeedMaps as more fully set forth in the Global Agreements.

Pursuant to the Global Agreement, Hoerling terminated all rights to consideration due from us (including cash and/or stock owed to Hoerling pursuant to agreements whereby we acquired WeedMaps, LLC).

All the Hoerling agreements were terminated in connection with the sale of WeedMaps Media, Inc.

B.           On August 16, 2012, we entered into a Stock Purchase Agreement with Revyv, LLC to acquire Five Hundred Thousand (500,000) shares of our common stock for consideration of Sixty Seven Thousand Dollars ($67,000), payable in two installments, the first of which, for Forty Two Thousand Dollars ($42,000) was paid at closing, and the second of which, for Twenty Five Thousand Dollars ($25,000), was paid on January 10, 2013.

C.           On August 1, 2012, we closed (A) a Global Securities Purchase, Consulting, and Resignation Agreement, Secured Promissory Note and Consulting Agreement by and among Justin Hartfield, an individual and WeedMaps Media, Inc., a Nevada corporation and our wholly-owned subsidiary, and (B) a Global Securities Purchase and Resignation Agreement and Secured Promissory Note by and among the Company, Douglas Francis, an individual and WeedMaps.

As consideration for the Global Agreements, the Notes were issued to Hartfield and Francis, individually. The Notes were secured by the shares of common stock sold to the Company by the Selling Parties, and each of them, pursuant to the Global Agreements. Pursuant to the Notes, beginning on September 5, 2012, we made monthly payments in the amount of $78,099.38 to each of the Selling Parties.

In addition to the Notes, as consideration for the Global Agreements, we agreed to pay to each of the Selling Parties up to One Million Six Hundred and Twenty Five Thousand Dollars ($1,625,000), to be paid in monthly payments beginning September 15, 2012, and ending January 15, 2015, based on the monthly gross revenue of WeedMaps as more fully set forth in the Global Agreements. We timely made the payments under these agreements until WeedMaps was sold on December 31, 2012.

Pursuant to the Global Agreements, the Selling Parties delivered letters of resignation as our employees, terminated all rights to consideration due from us (including cash and/or stock owed to Hartfield pursuant to agreements whereby we acquired WeedMaps, LLC) and Francis resigned his position as a member of our Board of Directors.

Pursuant to the Global Agreements, we purchased a total of Forty Million Seventy Two Thousand Two Hundred Eighty Nine (40,072,289) shares of our common stock from the Selling Parties, and terminated our obligation at the time to issue over 5 million more shares.

Pursuant to the Consulting Agreement, we were to pay Hartfield Five Thousand Dollars ($5,000) per month for a period of thirty (30) months for the services provided pursuant thereto.

All the Francis and Hartfield agreements were terminated in connection with the sale of WeedMaps Media, Inc.

D.           The Global Agreement entered into with Keith Hoerling, taken together with the Global Agreements entered into with Justin Hartfield and Douglas Francis, collectively resulted in the termination of the following agreements:

i.             our obligations under the earn-out provisions of that certain Agreement and Plan of Reorganization and Merger, dated November 19, 2010 (the “Reorganization Agreement”) by and among us and WeedMaps Media, Inc., a Nevada corporation (f/k/a Weedmaps, LLC, a Nevada limited liability company) (“WeedMaps”);

ii.            Employment Agreement with Hartfield dated November 19, 2010;

iii.           Employment Agreement with Hoerling dated November 19, 2010;

iv.           Employment Agreement with Francis dated August 1, 2011;

iv.           Secured Promissory Note issued to Justin Hartfield in the Principal Amount of $900,000 dated November 19, 2010 and due January 10, 2012;

v.            First Amendment to Secured Promissory Note issued to Justin Hartfield dated February 22, 2011;

vi.           Secured Promissory Note issued to Justin Hartfield in the Principal Amount of $900,000 dated November 19, 2010 and due January 10, 2013;

vii.          Secured Promissory Note issued to Keith Hoerling in the Principal Amount of $900,000 dated November 19, 2010 and due January 10, 2012;

viii.         First Amendment to Secured Promissory Note issued to Keith Hoerling dated February 22, 2011;

ix.            Secured Promissory Note issued to Keith Hoerling in the Principal Amount of $900,000 dated November 19, 2010 and due January 10, 2013; and

x.             Security Agreement dated November 19, 2010.

Intellectual Property

Our intellectual property portfolio is an important part of our business. We currently own over 150 Internet domain names. We use intellectual property law, that may include a combination of copyright, trade secret and confidentiality agreements to protect our intellectual property. Our employees and independent contractors are required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership that they may claim in those works. Despite our precautions, it may be possible for third parties to obtain and use without consent intellectual property that we own. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

From time to time, we may encounter disputes over rights and obligations concerning intellectual property. While we believe that our product and service offerings do not infringe the intellectual property rights of any third party, we cannot assure you that we will prevail in any intellectual property dispute. If we do not prevail in such disputes, we may lose some or all of our intellectual property protection, be enjoined from further sales of the applications determined to infringe the rights of others, and/or be forced to pay substantial royalties to a third party.

Competition

We know that there is intense competition in the internet marketing industry. Our competition includes national search engines such as Google and Yahoo, local search engines, and traditional forms of advertising such as print, radio, and television. We also realize that, in each market we enter, there is a high probability that existing regional marketing companies will be performing similar services as us.

The following is a list of known competitive finder websites for manufactured homes:

Mobile Home Village (http://www.mhvillage.com/)
Manufactured Home Source (http://www.manufacturedhomesource.com/)
Mobile Home Bay (http://www.mhbay.com/)
Mobile Home (http://www.mobilehome.net/)

And also manufacturer websites, such as:

Clayton Homes (http://claytonhomes.com/)
Skyline Homes (http://skylinehomes.com/)
Nationwide Homes (http://nationwide-homes.com/)
Palm Harbor (http://www.palmharbor.com/)
Fleetwood Homes (http://www.fleetwoodhomes.com/)

The following is a list of known competitive finder websites for the tattoo industry:

Check Out My Ink (http://www.checkoutmyink.com/)
Yelp (http://www.yelp.com)
Tattoo Finder (http://tattoofinder.com/)
Tattoo Design Shop (http://tattoodesignshop.net/)
Tattoo Road Trip (http://tattooroadtrip.com/)
Tattoo Johnny (http://www.tattoojohnny.com/)
Tattoo Me Now (http://www.tattoomenow.com)

The following is a list of known competitive finder websites for the recreational sports industry:

Bludefields (http://bluefields.com/)
Sportsvite (http://sportsvite.com/)
Teamer (http://teamer.net/)
Team Pages (http://www.teampages.com/)

The following is a list of known competitive finder websites for the karate industry:

Dojo Locator (http://www.dojolocator.com/)
Yelp (http://www.yelp.com)
Martial Info (http://martialinfo.com/)
Inter-Martial Arts (http://www.intermartialarts.com/)

The following is a list of known competitive finder websites for the rodeo industry:

PRCA Pro Rodeo (http://prorodeo.com/)
Rodeo Z (http://www.rodeoz.com/)
US Rodeo Supply (http://www.usrodeosupply.com/)
Ride Right (http://rideright.com/)

Research and Development

Research and development expenses for our most recent fiscal year ended December 31, 2012, consisted mainly of compensation and overhead of research and development activities, namely coders and developers, and third party professional developer services firms performing research and development functions, such as coding.  Research and development expenses for 2012 and 2011 were as follows:

	2011	2012

Programmers and testing	$240,000	$501,000
Developer firms	105,000	2,000
Puchased Software	175,000	-
	$520,000	$503,000

Our Employees

As of the date hereof, we have 20 full-time employees and/or contractors working in our office, one of which is an officer, 15 of which are engaged in marketing, publishing and development, and 4 of which are engaged in administrative functions.

Organization Within the Last Five Years

SearchCore, Inc. was formed on July 14, 2003 in the State of Nevada as Tora Technologies, Inc. On November 21, 2006, we changed our name to Makeup.com Limited, on January 29, 1010, we changed our name to LC Luxuries Limited, and on November 5, 2010, we changed our name to General Cannabis, Inc. On January 6, 2012, we changed our name to SearchCore, Inc.

ITEM 1A. – RISK FACTORS.

As a smaller reporting company we are not required to provide a statement of risk factors. Nonetheless, because this is our first Annual Report after effectiveness of our registration statement on Form 10, we are voluntarily providing risk factors herein.

Any investment in our common stock involves a high degree of risk. You should consider carefully the following information, together with the other information contained in this annual report, before you decide to buy our common stock. If one or more of the following events actually occurs, our business will suffer, and as a result our financial condition or results of operations will be adversely affected. In this case, the market price, if any, of our common stock could decline, and you could lose all or part of your investment in our common stock.

We face risks in developing our products and services and eventually bringing them to market. We also face risks that we will lose some, or all, of our market share in existing businesses to competition, or we risk that our business model becomes obsolete. The following risks are material risks that we face. If any of these risks occur, our business, our ability to achieve revenues, our operating results and our financial condition could be seriously harmed.

Risk Factors Related to the Business of the Company

Because the business activities of some of our former customers was illegal under the Federal Controlled Substances Act, we may be deemed to have been aiding and abetting illegal activities through the services that we provided to those customers. As a result, we may be subject to enforcement actions by law enforcement authorities, which would materially and adversely affect our business.

Under United States federal law, and more specifically the Federal Controlled Substances Act, the possession, use, cultivation, and transfer of cannabis is illegal. Our WeedMaps Media, Inc. business provided services to customers that were engaged in the business of possession, use, cultivation, and/or transfer of cannabis. As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us, including, but not limited, to a claim of aiding and abetting another’s criminal activities. The federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” 18 U.S.C. §2(a).

Our prior business, and specifically the advertisements we sold for activities that may be deemed to have been illegal under federal law, may be found to be in violation of this law, and the federal government could decide to bring an action against us. As a result of such an action, we may be forced to cease operations and our investors could lose their entire investment. Such an action would have a material negative effect on our business and operations.

Because we hold a promissory note secured by the domain name www.weedmaps.com, if the borrower defaults on the note, and we foreclose on the collateral, we could temporarily hold and operate assets in the medicinal cannabis industry, which may expose us to aiding and abetting risk.

On December 31, 2012, we sold our WeedMaps Media, Inc. subsidiary to a third party, and purchase of the purchase price was a secured promissory note in the principal amount of $3,000,000. That note is secured by the assets of WeedMaps Media, including the domain name and website www.weedmaps.com. If the obligated party on the note were to default, and we were to foreclose on the collateral, we would temporarily hold and operate certain assets that may be considered illegal. In such an event, we would continue to operate the assets in order to keep them viable, seek a buyer, and sell the assets. During the time, the assets would be considered held-for-sale by us. In addition, as per the secured promissory note, should the obligated party be forced to cease operations as a direct result of law enforcement actions, then the obligated party will not longer be responsible for the outstanding debt owed on the promissory note to us.

We face various risks related to our restatements.

On December 19, 2011, we announced in a current report filed with OTC Markets that management believes our acquisition of WeedMaps, LLC in November, 2010 may be more accurately reflected if it was accounted for as a reverse acquisition accompanied by a recapitalization (a capital transaction in substance) with no goodwill being recorded. Likewise, our acquisition of Synergistic Resources, LLC in December, 2010 may be more accurately reflected if it is accounted for as a business combination using the acquisition method (fair value), where the excess of the fair value of consideration transferred is considered to be goodwill. Following consultation with our auditors, on February 28, 2012 we restated our financial statements for the fiscal quarters ended March 31, 2011, June 30, 2011, and September 30, 2011, and for the year ended December 31, 2010. Our restatements included a reduction to the amount allocated to the management contract intangible asset and the amortization period, the reclassification of the earn-out provision from equity to liability, and the expensing of the capitalized software costs. See Note 25 to our Financial Statements for the years ended December 31, 2011 and 2010. We cannot assure that there are no significant deficiencies or material weaknesses in our existing controls or that we have effective disclosure controls and procedures and internal controls over financial reporting.

We previously concluded that the net change in the fair value of the earn-out liability was immaterial to our net income and as a result did not record a change in the earn-out liability. However, after further consideration of qualitative as well as quantitative factors, we concluded that the change in the fair value of the earn-out liability was material to our operations and as a result, we recorded a change in the earn-out liability at December 31, 2011. The correction of this error resulted in a change in the fair value of the earn-out liability at December 31, 2011. See Note 26 to our Financial Statements for the years ended December 31, 2011 and 2010.

The restatement of these financial statements may lead to legal and regulatory issues. If such issues were to arise, the defense of any such issues may cause the diversion of management’s attention and resources, and may require the payment of damages if any such claims or proceedings are not resolved in our favor. Even if resolved favorably, there could be significant expenses. This may also affect our ability to raise capital or obtain financing. Additionally this may result in the resignation of our auditors which may, among other things, cause a delay in the preparation of future financial statements and increase expenditures related to the retention of new auditors. The process of retaining new auditors may limit our access to the capital markets for an extended period of time. Moreover, the potential negative publicity focusing on the restatement and negative reactions from stockholders, creditors or others with whom business is conducted, in conjunction with or separately from, the occurrence of any of the foregoing, could harm our business and reputation and cause the price of our common stock to decline.

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of operations. We may not successfully address all of the risks and uncertainties or successfully implement our existing and new products and services. If we fail to do so, it could materially harm our business and impair the value of our common stock, resulting in a loss to shareholders. Even if we accomplish these objectives, we may not generate the positive cash flows or profits we anticipate. We were incorporated in Nevada in 2003, and the vast majority of the business that we conducted in 2011 and 2012 was started or acquired in 2010. Now, the vast majority of that business has been sold, and our current business generates very little revenue. Unanticipated problems, expenses and delays are frequently encountered in establishing a new business and developing new products and services. These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development, the inability to employ or retain talent, inadequate sales and marketing, and regulatory concerns. The failure by us to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce, curtail, or discontinue operations. No assurance can be given that we can or will ever be successful in our operations and operate profitably.

If we are unable to meet our future capital needs, we may be required to reduce or curtail operations, or shut down completely.

To date we have relied on cash flow from operations and the subsequent sale of our WeedMaps Media subsidiary to fund operations. On December 31, 2012, we sold WeedMaps Media, and we now have limited cash liquidity and capital resources. Our cash on hand as of December 31, 2012 was approximately $514,000. For the year ended December 31, 2012, our total revenue was approximately $16.422 million, our operating income was $4.225 million, and our income from continuing operations was approximately $17.931. However, the business that generated that income has been sold.

Our future capital requirements will depend on many factors, including our ability to market our products successfully, cash flow from operations, locating and retaining talent, and competing market developments. Our business model requires that we spend money (primarily on advertising and marketing) in order to generate revenue. Based on our current financial situation we may have difficulty continuing our operations at their current level, or at all, if we do not raise additional financing in the near future. Additionally, we would like to continue to acquire assets and operating businesses, which will likely require additional cash. Although we currently have no specific plans or arrangements for acquisitions or financing, we intend to raise funds through private placements, public offerings or other financings. Any equity financings would result in dilution to our then-existing stockholders. Sources of debt financing may result in higher interest expense. Any financing, if available, may be on unfavorable terms. If adequate funds are not obtained, we may be required to reduce, curtail, or discontinue operations. There is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Because we face intense competition, we may not be able to operate profitably in our markets.

The market for the services that we offer is highly competitive. We may not have the resources, expertise or other competitive factors to compete successfully in the future. We expect to face additional competition from existing competitors and new market entrants in the future. Some of our competitors will have greater resources than we do. As a result, these competitors may be able to:

•	develop and expand their product and service offerings more rapidly;
•	adapt to new or emerging changes in customer requirements more quickly;
•	take advantage of acquisition and other opportunities more readily; and
•	devote greater resources to the marketing and sale of their products and adopt more aggressive pricing policies than we can. See “The Company - Competition.”

If we are unable to attract and retain key personnel, we may not be able to compete effectively in our market.

Our success will depend, in part, on our ability to attract and retain key management, including our technical experts and sales and marketing personnel. We attempt to enhance our management and technical expertise by recruiting qualified individuals who possess desired skills and experience in certain targeted areas. In the past, we have employed management from companies that we have acquired. Our inability to retain employees and attract and retain sufficient additional employees, and information technology, engineering and technical support resources, could have a material adverse effect on our business, financial condition, results of operations and cash flows. The loss of key personnel could limit our ability to develop and market our products.

Because our officers and directors control a large percentage of our common stock, they have the ability to influence matters affecting our shareholders.

Our officers and directors beneficially own over 75% of our outstanding common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because they control such shares, investors may find it difficult to replace our directors and management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock. See “Principal Shareholders.”

Because our Chief Financial Officer does not provide his services to us on a full-time basis, he may not be able to devote a sufficient amount of time to our business operations or our reporting obligations pursuant to U.S. securities laws, which may cause our business to fail or cause non-compliance with our reporting obligations.

Munjit Johal, our Chief Financial Officer and a member of our Board of Directors, devotes approximately fifty percent (50%) of his time to our business. The remainder of his time is devoted to unrelated outside employment. Accordingly, he may not be able to devote sufficient time to the management of our business, as and when needed, including time necessary for us to maintain compliance with our reporting obligations once this registration statement becomes effective. While we do not believe there is a present conflict of interest with respect to Mr. Johal’s outside employment or the amount of time that he devotes to our business, it is possible that a conflict of interest could arise in the future. If a conflict of interest were to arise, it would be addressed by the remaining member or members of our Board of Directors.

We may not be able to effectively manage our growth and operations, which could materially and adversely affect our business.

We have, and may in the future, experience rapid growth and development in a relatively short period of time. The management of this growth will require, among other things, continued development of our financial and management controls and management information systems, stringent control of costs, increased marketing activities, the ability to attract and retain qualified management personnel and the training of new personnel. We may utilize outsourced resources, and hire additional personnel, in order to manage our expected growth and expansion. Failure to successfully manage our possible growth and development could have a material adverse effect on our business and the value of our common stock.

Our industry is experiencing rapid growth and consolidation that may cause us to lose key relationships and intensify competition.

The internet marketing industry is undergoing rapid growth and substantial change. This has resulted in increasing consolidation and formation of strategic relationships. For example, we have recently entered the tattoo industry through a management agreement. A cancellation of our relationship with this group or any group that we form a relationship in the future may have a negative impact on the company because it could limit our advertising exposure or the number of customers that use our websites. We make no assurance that any relationship we have established will continue.

Acquisitions or other consolidating transactions that don’t involve us could nevertheless harm us in a number of ways, including:

●
we could lose strategic relationships if our strategic partners are acquired by or enter into relationships with a competitor (which could cause us to lose access to distribution, content, technology and other resources);

●	the relationship between us and the strategic partner may deteriorate and cause an adverse effect on our business;
●	we could lose customers if competitors or users of competing technologies consolidate with our current or potential customers; and
●	our current competitors could become stronger, or new competitors could form, from consolidations.

Any of these events could put us at a competitive disadvantage, which could cause us to lose customers, revenue and market share. Consolidation could also force us to expend greater resources to meet new or additional competitive threats, which could also harm our operating results.

We rely on the continued reliable operation of third parties’ systems and networks and, if these systems and networks fail to operate or operate poorly, our business and operating results will be harmed.

Our operations are in part dependent upon the continued reliable operation of the information systems and networks of third parties. These include a variety of service providers including web browsers sites such as Google or MSN in which the majority of our customers locate us, internet and telephone providers or other communication providers such as for cell phone and texting. If these third parties do not provide reliable operation, our ability to service our customers will be impaired and our business, reputation and operating results could be harmed.

The Internet and our network are subject to security risks that could harm our business and reputation and expose us to litigation or liability.

Online commerce and communications depend on the ability to transmit confidential information and licensed intellectual property securely over private and public networks. Any compromise of our ability to transmit and store such information and data securely, and any costs associated with preventing or eliminating such problems, could damage our business, hurt our ability to distribute products and services and collect revenue, threaten the proprietary or confidential nature of our technology, harm our reputation, and expose us to litigation or liability. We also may be required to expend significant capital or other resources to protect against the threat of security breaches or hacker attacks or to alleviate problems caused by such breaches or attacks. Any successful attack or breach of our security could hurt consumer demand for our products and services, and expose us to consumer class action lawsuits and harm our business.

We may be unable to adequately protect our proprietary rights.

Our ability to compete partly depends on the superiority, uniqueness and value of our intellectual property and technology, including both internally developed technology and technology licensed from third parties. To the extent we are able to do so, in order to protect our proprietary rights, we will rely on a combination of trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. Despite these efforts, any of the following occurrences may reduce the value of our intellectual property:

•	our copyrights relating to our business may be challenged or invalidated;
•	registered copyrights may not provide us with any competitive advantages;
•	our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our technology;
•	our efforts may not prevent the development and design by others of products or technologies similar to or competitive with, or superior to those we develop; or
•	another party may obtain a blocking patent and we would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products.

We may be forced to litigate to defend our intellectual property rights, or to defend against claims by third parties against us relating to intellectual property rights.

We may be forced to litigate to enforce or defend our intellectual property rights, to protect our trade secrets or to determine the validity and scope of other parties’ proprietary rights. Any such litigation could be very costly and could distract our management from focusing on operating our business. The existence and/or outcome of any such litigation could harm our business.

Interpretation of existing laws that did not originally contemplate the Internet could harm our business and operating results.

The application of existing laws governing issues such as property ownership, copyright and other intellectual property issues to the Internet is not clear. Many of these laws were adopted before the advent of the Internet and do not address the unique issues associated with the Internet and related technologies. In many cases, the relationship of these laws to the Internet has not yet been interpreted. New interpretations of existing laws may increase our costs, require us to change business practices or otherwise harm our business.

It is not yet clear how laws designed to protect children that use the Internet may be interpreted, and such laws may apply to our business in ways that may harm our business.

The Child Online Protection Act and the Child Online Privacy Protection Act impose civil and criminal penalties on persons distributing material harmful to minors (e.g., obscene material) over the Internet to persons under the age of 17, or collecting personal information from children under the age of 13. We do not knowingly distribute harmful materials to minors or collect personal information from children under the age of 13. The manner in which these Acts may be interpreted and enforced cannot be fully determined, and future legislation similar to these Acts could subject us to potential liability if we were deemed to be non-compliant with such rules and regulations, which in turn could harm our business.

We may be subject to market risk and legal liability in connection with the data collection capabilities of our products and services.

Many of our products are interactive Internet applications that by their very nature require communication between a client and server to operate. To provide better consumer experiences and to operate effectively, our products send information to our servers. Many of the services we provide also require that a user provide certain information to us. We post an extensive privacy policy concerning the collection, use and disclosure of user data involved in interactions between our client and server products.

Because we were previously service providers to companies in the medicinal cannabis industry, we had and may continue to have a difficult time obtaining the various insurances that are desired to operate our business, which may expose us to additional risk and financial liabilities.

Insurance that is otherwise readily available, such as workers compensation, general liability, and directors and officers insurance, is more difficult for us to find, and more expensive, because we were service providers to companies in the medicinal cannabis industry. Thus far, we have been successful in finding such policies, however it is at a cost that is higher than other businesses. There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

Risks Related To Our Common Stock

Our common stock is listed for quotation on the OTCQX tier of the marketplace maintained by OTC Markets Group, Inc., which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is currently quoted on the OTCQX tier of the marketplace maintained by OTC Markets Group, Inc. Broker-dealers often decline to trade in over the counter stocks given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

If we are unable to pay the costs associated with being a public, reporting company, we may not be able to continue trading on the OTCQX and/or we may be forced to discontinue operations.

We expect to have significant costs associated with being a public, reporting company, which may raise substantial doubt about our ability to continue trading on the OTCQX and/or continue as a going concern. These costs include compliance with the Sarbanes-Oxley Act of 2002, which will be difficult given the limited size of our management, and we will have to rely on outside consultants. Accounting controls, in particular, are difficult and can be expensive to comply with.

Our ability to continue trading on the OTCQX and/or continue as a going concern will depend on positive cash flow, if any, from future operations and on our ability to raise additional funds through equity or debt financing. If we are unable to achieve the necessary product sales or raise or obtain needed funding to cover the costs of operating as a public, reporting company, our common stock may be deleted from the OTCQX and/or we may be forced to discontinue operations.

We do not intend to pay dividends in the foreseeable future.

We do not intend to pay any dividends in the foreseeable future. We do not plan on making any cash distributions in the manner of a dividend or otherwise. Our Board presently intends to follow a policy of retaining earnings, if any.

We have the right to issue additional common stock and preferred stock without consent of stockholders. This would have the effect of diluting investors’ ownership and could decrease the value of their investment.

We have additional authorized, but unissued shares of our common stock that may be issued by us for any purpose without the consent or vote of our stockholders that would dilute stockholders’ percentage ownership of our company.

In addition, our certificate of incorporation authorizes the issuance of shares of preferred stock, the rights, preferences, designations and limitations of which may be set by the Board of Directors. Our certificate of incorporation has authorized issuance of up to 20,000,000 shares of preferred stock in the discretion of our Board. The shares of authorized but undesignated preferred stock may be issued upon filing of an amended certificate of incorporation and the payment of required fees; no further stockholder action is required. If issued, the rights, preferences, designations and limitations of such preferred stock would be set by our Board and could operate to the disadvantage of the outstanding common stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation.

Our President and Chief Executive Officer can sell some of his stock, which may have a negative effect on our stock price and ability to raise additional capital, and may make it difficult for investors to sell their stock at any price.

James Pakulis, our President and Chief Executive Officer, is the owner of 27,817,290 shares of our common stock, representing over 73% of our total issued shares. Mr. Pakulis may be able to sell up to 1% of our outstanding stock (currently approximately 379,000 shares) every 90 days in the open market pursuant to Rule 144, which may have a negative effect on our stock price and may prevent us from obtaining additional capital. In addition, if Mr. Pakulis is selling his stock into the open market, it may make it difficult or impossible for investors to sell their stock at any price.

Our common stock is governed under The Securities Enforcement and Penny Stock Reform Act of 1990.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Our common stock is governed under The Securities Enforcement and Penny Stock Reform Act of 1990.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

The forward looking statements contained in this annual report may prove incorrect.

This annual report contains certain forward-looking statements, including among others: (i) anticipated trends in our financial condition and results of operations; (ii) our business strategy for expanding distribution; and (iii) our ability to distinguish ourselves from our current and future competitors. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. In addition to the other risks described elsewhere in this “Risk Factors” discussion, important factors to consider in evaluating such forward-looking statements include: (i) changes to external competitive market factors or in our internal budgeting process which might impact trends in our results of operations; (ii) anticipated working capital or other cash requirements; (iii) changes in our business strategy or an inability to execute our strategy due to unanticipated changes in the pharmaceutical industry; and (iv) various competitive factors that may prevent us from competing successfully in the marketplace. In light of these risks and uncertainties, many of which are described in greater detail elsewhere in this “Risk Factors” discussion, there can be no assurance that the events predicted in forward-looking statements contained in this annual report will, in fact, transpire.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

We have made forward-looking statements in this annual report, including the sections entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Business,” that are based on our management’s beliefs and assumptions and on information currently available to our management. Forward-looking statements include the information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities, the effects of future regulation, and the effects of competition. Forward-looking statements include all statements that are not historical facts and can be identified by the use of forward-looking terminology such as the words “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are only predictions and involve known and unknown risks and uncertainties, including the risks outlined under “Risk Factors” and elsewhere in this annual report.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, events, levels of activity, performance or achievement. We are not under any duty to update any of the forward-looking statements after the date of this annual report to conform these statements to actual results, unless required by law.

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we are voluntarily disclosing that we have not received any written comments from the Commission staff regarding our periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2 – PROPERTIES

Our executive offices are located in Lake Forest, California, at 26497 Rancho Parkway South, Lake Forest, CA 92630. Our office space is approximately 7,000 square feet that is shared with Miracle Housing, Inc., a business controlled by one of our employees, Brad Nelms. Our rent, pursuant to a verbal agreement with Miracle Housing, is $8,000 per month and covers exactly all of the obligations of Miracle Housing under its primary lease.

ITEM 3 - LEGAL PROCEEDINGS

We are not a party to or otherwise involved in any legal proceedings.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our management, other than as set forth herein, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQX tier of the marketplace maintained by OTC Markets Group, Inc. under the symbol “SRER.”  Our stock has traded there since July 26, 2011, and traded prior to that on the Pink Sheets marketplace maintained by OTC Markets Group, Inc.  Our common stock trades on a limited or sporadic basis and should not be deemed to constitute an established public trading market.  There is no assurance that there will be liquidity in the common stock.

The following table sets forth the high and low transaction price for each quarter within the fiscal years ended December 31, 2012, 2011, and 2010, as provided by OTC Markets Group, Inc.  The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

		Transaction Prices
Fiscal Year Ended December 31,	Period	High	Low

2010	First Quarter	$0.015	$0.015
	Second Quarter	$0.00	$0.00
	Third Quarter	$5.60	$0.02
	Fourth Quarter	$4.70	$3.51

2011	First Quarter	$4.48	$1.53
	Second Quarter	$4.90	$2.75
	Third Quarter	$3.40	$1.50
	Fourth Quarter	$2.18	$1.15

2012	First Quarter	$1.55	$0.515
	Second Quarter	$1.01	$0.385
	Third Quarter	$0.90	$0.25
	Fourth Quarter	$0.89	$0.30

2013	First Quarter (through February 28, 2013)	$0.46	$0.305

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock.  The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions which we do not meet.  Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Holders

As of December 31, 2012 and March 28, 2013, there were 37,967,967 and 38,027,967 shares, respectively, of our common stock issued and outstanding and held by 55 holders of record.

Dividend Policy

We have not paid any dividends on our common stock and do not expect to do so in the foreseeable future.  We intend to apply our earnings, if any, in expanding our operations and related activities.  The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, our financial condition and other factors deemed relevant by the Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

We do not currently have a stock option or grant plan.

Recent Sales of Unregistered Securities

On November 15, 2012, we issued an aggregate of One Hundred Fifty Thousand (150,000) shares of our common stock, restricted in accordance with Rule 144, to three individuals or their controlled entities for services rendered.  One of the individuals was Munjit Johal, a member of our Board of Directors.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, the shareholders were sophisticated, and there was no solicitation in connection with the offering and sale.

On November 5, 2012, we issued Two Hundred Fifty Thousand (250,000) shares of our common stock, restricted in accordance with Rule 144, to one shareholder for services rendered from July 1, 2012 through September 30, 2012.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, the shareholder was sophisticated, and there was no solicitation in connection with the offering and sale.

On August 20, 2012, we approved the issuance of Twenty Thousand (20,000) shares of our common stock, restricted in accordance with Rule 144, to each then-member of our Board of Directors, namely James Pakulis, Bonnie Goldstein, and Munjit Johal, as a one-time bonus for serving as a Director.  The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, the shareholders were accredited, and there was no solicitation in connection with the offering and sale.

On December 19, 2011, we entered into a Reorganization and Asset Purchase Agreement pursuant to which we acquired substantially all the assets of MMJMenu, LLC, an unrelated Colorado limited liability company.  As consideration for the purchase, we issued an aggregate of Two Hundred Thousand (200,000) shares of our common stock to MMJMenu, LLC.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited and had access to information necessary to make an investment decision, and there was no solicitation.  The shares were restricted securities as described in Rule 144 pursuant to the Securities Act of 1933.

On January 10, 2011, we entered into a Reorganization and Asset Acquisition Agreement pursuant to which we acquired substantially all the assets of Revyv, LLC.  As consideration for the purchase, we issued an aggregate of Five Hundred Thousand (500,000) shares of our common stock to Revyv.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited and had access to information necessary to make an investment decision, and there was no solicitation.  The shares were restricted securities as described in Rule 144 pursuant to the Securities Act of 1933.

On December 15, 2010, we issued Twenty Five Thousand (25,000) shares of common stock, restricted in accordance with Rule 144, to The Lebrecht Group, APLC, our legal counsel, in exchange for services rendered.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited and had access to information necessary to make an investment decision, and there was no solicitation.

On December 3, 2010, we entered into a Reorganization and Asset Acquisition Agreement pursuant to which we acquired substantially all the assets of Synergistic Resources, LLC.  As consideration for the purchase, we issued an aggregate of Two Million (2,000,000) shares of our common stock to Synergistic Resources.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited and had access to information necessary to make an investment decision, and there was no solicitation.  The shares were restricted securities as described in Rule 144 pursuant to the Securities Act of 1933.

On November 23, 2010, we sold an aggregate of 825,000 shares of our common stock, restricted in accordance with Rule 144 and containing an appropriate restrictive legend, to four shareholders at a purchase price of $2.00 per share, for aggregate cash consideration of $1,650,000.  One of the four shareholders was James Pakulis, our Chief Executive Officer and a member of our Board of Directors, who purchased 150,000 shares for aggregate cash consideration of $300,000.  The issuances were exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, each investor was accredited, and there was no solicitation.

On November 19, 2010, we entered into an Agreement and Plan of Reorganization and Merger pursuant to which we acquired 100% of the membership interests of WeedMaps, LLC, a Nevada limited liability company.  As consideration for the purchase, we issued an aggregate of Sixteen Million Four Hundred Thousand (16,400,000) shares of our common stock to two individuals, Justin Hartfield and Keith Hoerling.  Hartfield and Hoerling can collectively earn up to an aggregate of Sixteen Million (16,000,000) additional shares of our common stock pursuant to certain earn-out provisions in the purchase agreement.  Each of the issuances was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and each of the investors was accredited and had access to information necessary to make an investment decision, and there was no solicitation.  The shares were all restricted securities as described in Rule 144 pursuant to the Securities Act of 1933.

On October 5, 2010, pursuant to the terms of a marketing services agreement of the same date, we issued four-year warrants to acquire 250,000 shares of our common stock at $4.00 per share.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and each of the investors was accredited and had access to information necessary to make an investment decision, and there was no solicitation.

On August 18, 2010, we issued 53,656,814 shares of our common stock to James Pakulis, one of our officers and directors, in exchange for the cancellation of $1,609,704 in convertible debt at $0.03 per share.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, Mr. Pakulis was accredited and had access to information necessary to make an investment decision, and there was no solicitation.  Mr. Pakulis subsequently sold one-half (1/2) of the shares to Douglas Francis, another of our officers and directors in a private sale exempt from registration pursuant to the “Section 4(1 1/2)” exemption.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 7 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934).  Forward-looking statements are, by their very nature, uncertain and risky.  These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Annual Report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them.  Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements.  You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

Summary Overview

We, together with our wholly owned subsidiaries, are engaged in developing, operating and monetizing vertical finder websites in numerous industries.  We currently are either in the development stage or are marketing in the recreational sports, prefabricated home, and tattoo industries.  We provide services in three different sectors; media, technology and marketing.  All of our operations are conducted through our wholly-owned subsidiaries, each of which is incorporated or qualified to do business in the states in which it does so.

All of our revenue during the twelve months ended December 31, 2012, and approximately 99.5% of our 2011 revenue, was generated by our then wholly-owned subsidiary, WeedMaps Media, Inc., which operated www.weedmaps.com as a finder website that aided consumers in finding medicinal cannabis dispensaries.  The dispensaries paid a listing fee to WeedMaps Media in order to post their dispensary information on the website.

Effective on December 31, 2012, we sold WeedMaps Media, Inc.

Our Telemarketing Sales And Technology Platform

Our technology knowhow and our telemarketing sales are built around a clearly defined set of market criteria, a strong operating foundation, and a subscription-based revenue model.

A reported $37.3 billion was spent on online advertising during 2012 in the United States alone, and the amount is expected to continue to grow.  Of the total U.S. market, paid search (like Google Adwords) represents the largest single portion at $17.6 billion. U.S online display ads (banners, video, pop-ups) continues to command $15 billion1.  The current objective for online marketing and online advertising is to find a mechanism that can deliver a form of value to the consumer in return for engagement with a relevant marketer’s brand across multiple platforms (web, mobile, etc).

Our technology and telemarketing sales platform, however, accomplishes this goal by focusing on delivering value through our niche finder sites. Our sites add a richness and social interactivity to search and display advertising that we believe Google and others don’t match for specific industries or niche industry segments.  While Google and others will most always be the catalyst for consumers, our finder sites intend to be the next click, with relevant content and resources specific to each niche.  We focus on making the actual experience of engagement with our finder sites pleasing, ensuring that our finder sites provide value to the consumer to accomplish a task (say, in finding a tattoo artist) and on delivering a targeted segment to local businesses that they would otherwise not reach in a cost effective and timely manner.

Our technology and telemarketing sales platform has been built upon our proven track record. Differentiating factors of our business include:

·	Clear focus and strategic direction: scale the proven paid content model to specifically identified industry niches;
·
Valuable internet real estate in attractive industry verticals: ensure the portfolio is comprised of highly attractive pieces of internet real estate (i.e. premium domain names and supporting domain names) in underserved but large markets;

·	Highly experienced, in-house sales staff with proven consultative sales capabilities: having sales personnel that can manage, advise and consult with business owners;
·	State-of-the-art, multi-channel technology platform: depth of technical knowledge/ability to adapt and benefit from the ever evolving state of search and digital marketing technologies; and
·	Established culture that fosters client service, innovation and adaptability: individual accountability and innovation.

Our Plan Of Operation

We are currently either developing or marketing websites in the recreational sports, prefabricated housing, and tattoo industries.

Our Process for Vertical Finder Site Development

We have a systematic approach to the development of our finder sites which allows us to budget our time and resources as we expand and manage our base of finder sites. We believe the timeframe and costs should decrease and then stabilize as a result of efficiently executing the full finder site development.  For a finder site to reach scalability, with the fewest malfunctions which cause downtime, it is imperative that the site goes through its normal build life cycle.
__________________________
1 http://www.emarketer.com/newsroom/index.php/google-display-ad-leader/

Costs Of And Funding Our Vertical Finder Site Development

We currently have several finder sites under development.  The costs associated for developing our finder sites include, but are not limited to, expenses for our programmers, coders, UI design and content creation.  Our total monthly expense for development averages from $50,000 to $60,000 per month.  To date, we have funded our development operations from cash on hand, the monthly $100,000 we receive pursuant to the sale of WeedMaps, which we shall receive for the next 25 months, the monthly $10,000 we receive pursuant to our agreement with Tattoo Interactive, which we shall receive for the next 9 months, and to a lesser extent, the listing and advertising revenue we now generate from Tattoo.com. Below is a summary of our finder site development process.  There is time overlap between each phase and the labels of the various phases are for example only.

Phase 1: Industry Analysis and Domain Name Acquisition

We begin by identifying potential niche industries.  We conduct initial research and if our internal industry criteria are met, we move to acquire an industry premium domain name.  For example, our key internal industry criteria include, but are not limited to, an industry must be fragmented and disjoined, have overall market potential of greater than $250 million, and that we can become the top most visited site in that industry.

Phase 2: Discovery & Planning - Approximately 60 – 120 days per industry (per finder site)

During discovery and planning, we interview industry experts and insiders who have working knowledge of the industry.  We analyze our competition, what the products and services are in the industry, and more importantly, what products and services are needed.  We determine the concept of the main page and how our features are going to engage the user so they increase the length of time on the site.  We analyze the larger targeted areas as well as specify regions and communities.

Phase 3: Content Strategy & Content Development – Approximately 30 – 60 days

We determine what content will be viewed, including producing, shooting, editing and posting videos, writing blogs, and drafting content.  Typically, we will put up a blog and forum site in order to begin gathering SEO information prior to full site development.  The content varies per industry and will include various forms; written forums, blogging, articles and videos.

Phase 4: Graphic Design & Development – Approximately 45 – 90 days

We fine-tune the user interface (UI) experience through graphical mock-ups.  We believe the look and feel of the site is as critical as the performance.  The UI of the site and its various forms of content must lend itself to the target audience.  By this phase, all strategy, planning and design are completed and the finder site is coded.

Phase 5: Testing & Show time – Approximately 1 week – Ongoing

We continually test the site, and the process continues until we determine the product meets our minimal viable standards.  This is a collaborative team effort with coders, bloggers, programmers and the sales department.  We provide the site to the general public through limited exposure.  We obtain quantifying feedback and analyze the results, pivot if need be, refine, and redo any pages or functions as needed.

Status Of Each Of Our Finder Sites

Tattoo.com

Tattoo.com is a preeminent finder site within the $2.3 billion tattoo industry.  An interactive community of tattoo shops, artists, and enthusiasts, this premium URL will serve as the authoritative resource for all things tattoo, including tattoo application and removal.

On January 21, 2013, we entered into a Management Agreement with Tattoo Interactive, LLC pursuant to which we will perform various marketing, promotion, and website management services with respect to the domain name known as www.tattoo.com.  The Agreement has an initial term of 12 months and shall automatically renew for successive one-year terms unless terminated in accordance with its terms.  Pursuant to the Agreement, we will receive twenty percent of all advertising revenue, and after the payment of the advertising revenue, we will receive sixty five percent of all remaining designated gross revenue.  We have a right of first refusal in the event Tattoo Interactive elects to sell the domain name, and in the event certain revenue goals, as set forth in the agreement, are satisfied, we will be granted certain equity interests in Tattoo Interactive.

Prior to our entering into the Management Agreement with the owners of the domain name, the site was operational and had nominal revenue.  We have begun generating revenue and signing subscription agreements with clients.  The fees charged in the subscription agreements are month-to-month and range from $99 to $599.  We are compiling a national database of tattoo facilities as well as an ongoing telemarketing campaign to tattoo facilities and artists throughout the US, and introducing these potential clients to the website.  Conditional on reaching a certain search rankings and certain number of monthly page view, then we believe that sales of the services and products will correlate with the unique monthly visits to the website.

ManufacturedHomes.com, ManufacturedHome.com and ManufacturedHouse.com

By building an interactive community of potential homebuyers, dealers, and manufacturers, ManufacturedHomes.com will establish itself as the definitive go-to finder site for manufactured home purchasers, dealers, manufacturers and lenders.

On August 2, 2012, we entered into a Domain Name Purchase Agreement pursuant to which we purchased the domain names known as www.manufacturedhome.com and www.manufacturedhouse.com, for total consideration of $50,000, paid at closing. Further, on August 16, 2012, we entered into a Domain Name Purchase Agreement pursuant to which we purchased the domain name known as www.manufacturedhomes.com, for total consideration of $130,000, paid at closing.

ManufacturedHomes.com is currently under development and is expected to launch during the quarter ended September 30, 2013.  We expect to begin generating nominal revenues during the quarter ended December 31, 2013 and conditional on reaching a certain search ranking and number of monthly page views, begin generating meaningful revenues during the quarter ended March 31, 2014.

ManufacturedHome.com and ManufacturedHouse.com both currently exist as single web pages which indicate that a website is coming soon.  However, at the current date, management is not certain whether these domain names will become their own respective websites that are expected to generate revenue or if they will be websites that exist to drive traffic to ManufacturedHomes.com.

Sportify.com

Sportify.com aims to become a social network designed for recreational sports enthusiasts. Our intent is for the site to enable users to source, schedule, review, connect and participate in up to 90 different recreational sports in a geographic area anywhere throughout the U.S.  The complete functionality of the site is pending, however, we believe to incorporate and code all of our concepts to Sportify.com will take approximately two years.

On December 31, 2012, we entered into a Securities Purchase Agreement pursuant to which we purchased 100% of the issued and outstanding equity interests of Sports Asylum, Inc. which owns and operates the intellectual property associated with www.sportify.com, in exchange for (a) the cancellation of a previous Secured Promissory Note issued to Sports Asylum, entered into on or about August 22, 2012 and with an outstanding principal balance of $285,000 and (b) $215,000 represented by promissory notes.  Sportify is expected to launch during the quarter ended June 30, 2013.  We expect to begin generating nominal revenue during the quarter ended September 30, 2013 and meaningful revenues during the quarter ended March 31, 2014.

We anticipate having a limited release of Sportify.com during the month ended April 30, 2013.  The geographical area that we have targeted for the release is the areas from Santa Barbara to San Diego in Southern California.

ModularHomes.com

Modular homes are similar to manufactured homes in that they are factory built.  However, distinct from manufactured homes, modular home components are joined at the building site and are regulated in the same way as site-built homes.  Currently, there are approximately 150 modular home manufacturing facilities in the United States.  We intend for ModularHomes.com to serve as the de facto online destination for all constituents in this growing and regionally diverse industry.  The Modular Home finder site will feature tools for both consumers and retailers from custom price quotes and a local site contractor finder to retailer and builder directories and profiles, including featured listings and advertising opportunities for retailers and builders.

On January 25, 2013, we purchased the domain name known as www.modularhomes.com for $140,000, payable in a down payment of $50,000 and the balance over twelve equal monthly payments. ModularHomes.com is currently under development and is expected to launch during the quarter ended September 30, 2013. We expect to begin generating nominal revenues during the quarter ending December 31, 2013 and conditional on reaching a certain search ranking and number of monthly page views, begin generating meaningful revenues during the quarter ended March 31, 2014.

Karate.com

Karate.com is anticipated to become a highly ranked consolidated site for all types of martial arts.  It will build a community of martial arts enthusiasts and industry professionals who can share interests and make friends, locate studios and training facilities, find equipment and tournaments, and post items for sale or inquiries.  We have already compiled a database of over 60,000 stores and facilities in the United States.

On August 7, 2012, we entered into a Domain Name Purchase Agreement and a Non-Recourse Secured Promissory Note pursuant to which we purchased the domain names known as www.rodeo.com and www.karate.com, for total consideration of $500,000, with the entire purchase price represented by the Note. On October 25, 2012, we amended the Purchase Agreement and the Note. Pursuant to the terms of the amendments, we agreed to make payments of $50,000 on each of August 15, 2012 and November 1, 2012, which we did. The balance of $400,000 is to be paid in eighteen equal monthly installments of $22,222 beginning June 1, 2013, and continuing on the first day of each month thereafter.

Karate.com is currently under development and is expected to launch during the quarter ended September 30, 2013.  We expect to begin generating nominal revenues during the quarter ending December 31, 2013 and conditional on reaching a certain search ranking and number of monthly page views, begin generating meaningful revenues during the quarter ended March 31, 2014.

Rodeo.com

Worldwide, the advertising, marketing, and products sold in the rodeo industry exceed $3 billion.  To capitalize on this fragmented market, we intend to make Rodeo.com the online hub of information, products, and services for the rodeo industry.

We are currently in the planning and discovery phase for Rodeo.com.  Rodeo.com is expected to launch during the quarter ended June 30, 2014.  We expect to begin generating nominal revenues during the quarter ending September 30, 2014 and conditional on reaching a certain search ranking and number of monthly page views, begin generating meaningful revenues during the quarter ended December 31, 2014.

Medicinal Cannabis Industry

Prior to the sale of our wholly-owned subsidiary, WeedMaps Media, Inc., on December 31, 2012, our first finder site, www.weedmaps.com, focused primarily on dispensaries in the medicinal cannabis industry.  We were never engaged in the growing, harvesting, cultivation, possession, or distribution of cannabis.  Instead, we focused on developing our finder site technology and associated business model which could then be implement in a myriad of industries.  All of our discussion in this Management’s Discussion and Analysis for the twelve months ended December 31, 2012 and 2011 relates to our WeedMaps Media, Inc. business.

Discontinued Operations of General Health Solutions, Inc.

We terminated our management agreement resulting in the closure of General Health Solutions, Inc., which constituted our entire Medical Clinic Management segment. In February 2012, we committed to a definitive plan to terminate the management agreement and services associated with the agreement, which resulted in General Health Solutions, Inc., our Medical Clinic Management segment being reported as discontinued operations. We were fully divested of all management responsibilities as per the management agreement by the close of the first quarter of 2012, and all operations have ceased. For comparative purposes, all prior periods presented have been restated to reflect the reclassification of this segment to discontinued operations on a consistent basis.

Year Ended December 31, 2012 compared to the Year Ended December 31, 2011

Results of Operations

Revenue

Our sales, total revenue, total operating expenses and operating income for the twelve months ended December 31, 2012, compared to the twelve months ended December 31, 2011, were as follows:

	Years Ended
	December 31, 2012	December 31, 2011	Percent Change

Sales	$16,422,000	$11,929,000	38%
Total revenue	16,422,000	11,929,000	38%
Total operating expenses	12,196,000	10,479,000	16%

Operating income	$4,226,000	$1,450,000	191%

The increase in sales to $16.42 million for the twelve months ended December 31, 2012 from $11.93 million for the twelve months ended December 31, 2011, an increase of 38%, is attributable to an increase in the revenue generated by our then subsidiary, WeedMaps Media, Inc.

The increase in revenues for the twelve months ended December 31, 2012 is a result of an increase in the fees we charged for our listing packages, an increase in the number of customers as compared to the twelve months ended December 31, 2011, and an increase in the number of different ‘listing packages’ we offered to our customers.

The fees we charged for listing packages, in general, had increased from the previous year primarily as a result of the increasing number of dispensaries in any given region which had the effect of bidding up the price of premium listing packages.  For example, during the twelve months ended December 31, 2011 an average Gold, Silver and Bronze listing package in a given region would cost $3,500, $2,500 and $500 respectively, as compared to the twelve months ended December 31, 2012 where the same listing packages in the same region would cost $10,000, $7,500 and $5,000, respectively.

During the twelve months ended December 31, 2012 and during the year ended December 31, 2011, we experienced a significant growth in the number of our customers, which was attributable to an increase in the number of dispensaries that purchase our listing packages and, to a lesser extent, because we started offering our listing packages in new states such as Washington, Oregon and Michigan, in addition to our existing offerings in California and Colorado.  Below is a summary presentation of the average number of clients during each of the years ended December 31, 2012 and 2011, as well as those outstanding at the end of each period:

	Year ended
	December 31, 2012	December 31, 2011

Average number of clients	2,134	1,559
Total clients at the end of the period	2,140	1,827

Although the number of paying clients had been increasing in total, a number of our customers decided to terminate their listing packages.  The reasons for termination varied and may include typical business cycles and/or internal business decisions made by our customers as to their marketing and advertising budgets as it relates to the complex nature of the medicinal cannabis industry.  Even forced dispensary closures by municipalities or governmental agencies, which usually only result in a temporary downward sales revenue trend in that geographical area, do not have a material impact because the dispensaries often re-open nearby.

Operating Expenses

Operating Expenses – Our operating expenses as a percentage of sales experienced a slight decrease from 87.8% for the twelve months ended December 31, 2011, to 74.3% for the twelve months ended December 31, 2012 and is attributed to increased efficiencies in our operations and management of our finder site.

The increase in operating expenses from $10.48 million for the twelve months ended December 31, 2011, to $12.20 million for the twelve months ended December 31, 2012, an increase of 16%, was attributable to our efforts to expand our operations during the twelve months ended December 31, 2012 as compared to the twelve months ended December 31, 2011.  In particular, during the year ended December 31, 2012, we hired technology specialists for our research and development department.  Specifically, this included the retention of additional coders, programmers and engineers whose responsibilities included, but were not limited, to developing software and additional finder sites.  In addition, we hired media related personnel for the creation of pre and post video production.  This was accompanied by increases in salaries and employee benefits, increases in professional fees which included fees for legal and accounting work as well as expenses related to our Securities and Exchange Commission filings and for fees paid to consultants related to business development, investor relations, sales contract work, and increases in general and administrative expenses primarily attributable to non-cash amortization expense associated with our recent acquisitions.

Salaries And Employee Benefits – During the twelve months ended December 31, 2012 and 2011, salaries and employee benefits were $5.58 million and $5.13 million, respectively. The slight increase in salaries and employee benefits during the twelve months ended December 31, 2012 as compared to the twelve months ended December 31, 2011, was primarily attributed to our increasing operations and hiring various employees which resulted in increases in associated salaries and employee benefits as well as increases in general and administrative costs.

Professional Fees – During the years ended December 31, 2012 and 2011, professional fees were $2.76 million and $2.28 million, respectively.  This slight increase during the twelve months ended December 31, 2012 as compared to 2011 was a result of spending related to accounting and legal expenses related to our SEC filings and recent acquisitions, investor relations, sales and marketing contract work and to support our efforts to expand our operations.

General And Administrative Expenses – During the twelve months ended December 31, 2012 and 2011, general and administrative expenses were $1.44 million and $1.34 million, respectively.  The slight change in these expenses was primarily attributable to decreases in computer and internet expenses, spending on travel and on advertising expense, which were offset slightly by increases in office expense and insurances costs.

Gain On Change In Fair Value Of Earn-Out Liability – At December 31, 2012, all of our obligations pursuant to earn-out provisions were cancelled.  See Note 4. Sale of WeedMaps in the footnotes to the financial statements for more information.  The total non-cash gain on change in fair value of earn-out liability for the twelve months ended December 31, 2012 was $5.25 million.

Liquidity and Capital Resources

Our cash, current assets, intangible assets, total assets, current liabilities, and total liabilities as of December 31, 2012 and December 31, 2011 were as follows:

	December 30, 2012	December 31, 2011	Percentage
	(audited)	(audited)	Change

Cash	$514,000	$1,513,000	(66.0)%
Total current assets	2,237,000	2,160,000	3.6%

Intangible assets:
Domain names	806,000	4,364,000	(81.5)%
Trademarks	1,000	-	-
Web software	430,000	501,000	(14.2)%
Goodwill	59,000	486,000	(87.9)%
Total intangible assets	1,296,000	5,351,000	(75.8)%

Total assets	5,196,000	8,076,000	(35.7)%

Total current liabilities	3,094,000	2,892,000	7.0%
Total long term liabilities	683,000	23,938,000	(97.1)%
Total liabilities	$3,777,000	$26,830,000	(85.9)%

We had a decrease in cash of $1 million, from $1.5 million at December 31, 2011 to $0.5 million at December 31, 2012. This was primarily attributed to reducing our debt by $3.1 million.

Our intangible assets at December 31, 2012 consisted of the domain name acquisitions of www.Rodeo.com, www.Karate.com, www.ManufacturedHome.com, www.ManufacturedHomes.com, www.ManufacturedHouse.com, and www.Sportify.com and its associated web software. The balance was goodwill which represented the premium paid for the Sportify acquisition.

Our current liabilities decreased by $200,000, from $2.9 million at December 31, 2011 to $3.1 million at December 31, 2012, primarily as a result of our purchase of our common stock and sale of WedMaps.  See Note 3. Equity Transactions and Note 4. Sale of WeedMaps in the Footnotes to our financial statements herewith for more information.  Pursuant to the terms of which we purchased the shares of our common stock, as consideration we issued promissory notes in the aggregate amount of $4,875,000, which at December 31, 2012 the outstanding balance was zero pursuant to the sale of WeedMaps, and we further agreed to a Revenue Share Liability of up to $4,875,000, which at December 31, 2012 the outstanding balance of the Revenue Share Liability was zero pursuant to the sale of WeedMaps, both of which were offset by our making $3.1 million in cash payments on the notes pursuant to the WeedMaps and www.marijuana.com acquisitions and the elimination of the WeedMaps earn-outs pursuant to the terms of which we purchase shares of our common stock.  All of the foregoing obligations were eliminated as part of our sale of WeedMaps.  Further we had an increase in accrued liabilities arising from accrual of a $1.47 million tax provision for the twelve months ended December 31, 2012.

Our total long-term liabilities decreased by $23 million, from $23.9 million at December 31, 2011 to $683,000 at December 31, 2012, as a result of our issuing the WeedMaps earn-outs shares which reduced our earn-out liability by $9.1 million, and from our remeasuring to fair value the earn-out provisions which further reduced our earn-out liability by $5.95 million, and from the elimination of the remaining WeedMaps earn-outs pursuant to the terms of which we purchase shares of our common stock, all of the foregoing of which was offset by an increase in our notes payable and accrued liabilities pursuant to the terms of which we purchased the shares of our common stock for which as consideration we issued promissory notes in the aggregate amount of $4,875,000 and we further agreed to a Revenue Share Liability of up to $4,875,000, of which promissory notes of $4,875,000 and Revenue Share Liability of up to $4,875,000 were eliminated as part of our sale of WeedMaps.  See Note 3. Equity Transactions and Note 4. Sale of WeedMaps in the Footnotes to our financial statements herewith for more information on the purchase of our common stock and the sale of WeedMaps.

During the twelve months ended December 31, 2012, we recognized a non-cash gain of $5.95 million, respectively, on change in fair value of earn-out liability.

Cash Requirements

We had approximately $514,000 in cash and cash equivalents as of December 31, 2012.  Our operating income for the twelve months ended December 31, 2012 was $4.23 million.  We had a working capital deficit of approximately $857,000 at December 31, 2012.  During the twelve months ended December 31, 2012, our principal source of liquidity was cash generated from our then current operations.

As noted above, our total liabilities decreased by $23 million as a result of our issuing the WeedMaps earn-outs shares, remeasuring to fair value the earn-out provisions, the elimination of the remaining WeedMaps earn-outs and the sale of WeedMaps. Further, as partial consideration pursuant to the sale of WeedMaps, we will receive $3,000,000 in the form of a Secured Promissory Note pursuant to which we will receive the following payments: (1) $250,000 on January 15, 2013 which payment was received; $100,000 each month beginning February 25, 2013 and continuing on the 25th of each month thereafter for a total of 28 months which payments for February 2013 and March 2013 we received. Finally, pursuant to the sale of WeedMaps we received an additional $750,000 in cash on December 31, 2012 from cash on hand. As a result of the foregoing, at our current burn rate and as a result of the significant decrease in our debt, our cash on hand together with the monthly $100,000 we will received pursuant to the sale of WeedMaps will last approximately 12 to 18 months.

Sources and Uses of Cash

Operations

We had net cash from operating activities of $3.3 million for the twelve months ended December 31, 2012, as compared to net cash from operating activities of $1.7 million for the twelve months ended December 31, 2011.  For the twelve months ended December 31, 2012, the net cash provided by operating activities consisted primarily of net income of $15.26 million (including discontinued operations) which included a non-cash $5.95 million gain on change in fair value of earn-outs, a non-cash $7.8 million gain on sale of WeedMaps, which was slightly offset by a $186,000 loss related to the discontinued operations of General Health Solutions, and to a lesser extent, an increase in accounts payable and accrued liabilities of $1.3 million, an decrease in prepaid expenses and deposits of $326,000, plus non-cash amortization and depreciation expense of $184,000 and $121,000, respectively.  For the twelve months ended December 31, 2011, the net cash used by operating activities consisted primarily of a net loss of $3.24 million (including discontinued operations), an decrease in accounts payable and accrued liabilities of $234,000, a increase in prepaid expenses and deposits of $673,000, and an decrease in accounts receivable of $206,000, plus non-cash amortization and depreciation expense of $285,000 and $71,000, respectively.

Investments

We had net cash used in investing activities of $1.2 million for the twelve months ended December 31, 2012, as compared to $0.94 million for the twelve months ended December 31, 2011.  For the twelve months ended December 31, 2012, the net cash used in investing activities was primarily related to purchases of furniture and computers and other equipment of $160,000, plus purchases of intangible assets of $1.04 million.  For the twelve months ended December 31, 2011, the net cash from investment activities was primarily a result of purchases of furniture and computers and other equipment of $454,000, plus purchases of intangible assets of $489,000.

Financing

We had net cash used in financing activities of $3.1 million for the twelve months ended December 31, 2012, as compared to net cash used in financing activities of $0.67 million for the twelve months ended December 31, 2011.  For the twelve months ended December 31, 2012, our net cash used in financing activities consisted solely of payments on note payables related to the marijuana.com purchase and payments on notes payables – related parties related to the WeedMaps acquisition.  For the twelve months ended December 31, 2011, our net cash used in financing activities consisted solely of payment on notes payables – related party related to the WeedMaps acquisition.

Debt Instruments, Guarantees, and Related Covenants

We have no disclosure required by this Item.

Critical Accounting Estimates

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in our fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of our reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. No amortization is recorded for goodwill with indefinite useful life. No goodwill impairment was recognized during the twelve months ended December 31, 2012 and 2011, respectively.

Intangible Assets

In accordance with Goodwill and Other Intangible Assets, intangible assets that are determined not to have an indefinite useful life are subject to amortization.  We amortize intangible assets using the straight-line method over their estimated useful lives.

Impairment of Long-Lived and Intangible Assets

In accordance with Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.  We assess the recoverability of the long-lived and intangible assets by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets.  No impairment of intangible assets was recognized during the twelve months ended December 31, 2012.  No impairment of long-lived assets was recognized during the twelve months ended December 31, 2011.

Contingent Consideration – Earn-outs

Contingent consideration, the earn-out provisions, which are classified as a liability, pursuant to ASC 805, are required to be remeasured to fair value at each reporting date and any changes in fair value subsequent to the acquisition date are recognized in earnings which could cause a material impact to, and volatility in, our operating results. The primary inputs in determining the fair value of the earn-outs that are remeasured to fair value are the quoted price of the underlying shares of our common stock and the probabilities for the three different scenarios in determining the likelihood of common share payouts. See Note 3. Equity Transactions in the Footnotes to our financial statements herewith for more information on the elimination of the WeedMaps earn-outs pursuant to the terms of which we purchase shares of our common stock. See Note 4. Sale of WeedMaps in the Footnotes to our financial statements herewith for more information on the elimination of the remaining MMJMenu earn-outs.

For the twelve months ended December 31, 2012, we recorded a non-cash gain on change in fair value of the earn-out liability of $5.95 million.

Net Income

For the twelve months ended December 31, 2012 and 2011, we had net income of $15.26 million and a net loss of $3.24 million, respectively.   The net income we experience during the twelve months ended December 31, 2012 was primarily attributed to the $5.95 million non-cash gain on change in fair value of the earn-our liability and a non-cash $7.8 million gain on sale of WeedMaps.  The net loss we experienced during the year ended December 31, 2011 is primarily attributed to the $4.1 million non-cash loss on abandonment related to the discontinued operations of General Health Solutions and the associated impairment of the management contract and goodwill.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of SearchCore, Inc.
Lake Forest, California

We have audited the accompanying consolidated balance sheets of SearchCore, Inc. (Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. SearchCore, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SearchCore, Inc. as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Laguna Niguel, California
April 1, 2013

SEARCHCORE, INC.

Condensed Consolidated Balance Sheets (Audited)

	December 31,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$514,382	$1,512,590
Accounts receivable	—	206,091
Inventory	—	9,830
Other current assets	1,542,800	379,860
Current assets - discontinued operations	180,099	51,795
TOTAL CURRENT ASSETS	$2,237,281	$2,160,166

Property and equipment, net	5,118	430,041
Property and equipment - discontinued operations	—	-
Intangible assets:
Domain names	805,643	114,119
Domain name - Marijuana.com, net	—	4,250,000
Trademarks	1,000	—
Web software, net	429,503	501,343
Goodwill	59,060	486,403
Intangible assets - discontinued operations	—	-
Other assets	1,658,072	82,332
Other assets - discontinued operations	—	51,976

TOTAL ASSETS	$5,195,677	$8,076,380

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$120,852	$50,632
Accrued liabilities	2,218,746	759,312
Notes payable	453,750	708,901
Notes payable - related party	161,250	1,130,000
Earn-out provisions	—	—
Current liabilities - discontinued operations	139,826	243,017

TOTAL CURRENT LIABILITIES	$3,094,424	$2,891,862

LONG TERM LIABILITIES

Other accrued liabilities	682,857	155,025
Notes payable	—	3,416,099
Notes payable - related party	—	1,800,000
Earn-out provisions	—	18,567,223

TOTAL LONG TERM LIABILITIES	682,857	23,938,347

TOTAL LIABILITIES	$3,777,281	$26,830,209

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock, $0.001 par value: 20,000,000 shares authorized;
zero shares issued and outstanding at December 31, 2012;
zero shares issued and outstanding at December 31, 2011;	—	—
Common stock, $0.001 par value: 200,000,000 shares authorized;
80,549,563 shares issued and outstanding at December 31, 2012,
83,140,256 shares issued and outstanding at December 31, 2011;	37,968	83,140
Treasury stock;
42,581,596 shares issued and outstanding at December 31, 2012,
zero shares issued and outstanding at December 31, 2011;	—	—
Paid-in capital	(11,011,418)	(15,965,044)
Retained earnings (accumulated deficit)	12,391,846	(2,871,925)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	1,418,396	(18,753,829)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$5,195,677	$8,076,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEARCHCORE, INC.

Condensed Consolidated Statements of Operations (Audited)

	Years Ended
	December 31,	December 31,
	2012	2011

REVENUE
Sales	$16,421,688	$11,928,932

Total revenue	16,421,688	11,928,932

OPERATING EXPENSES
Cost of sales	1,007,116	793,789
Selling, general and administrative expenses	11,188,799	9,684,963

Total operating expenses	12,195,915	10,478,752

Operating Income (loss)	4,225,773	1,450,180

Other Income (Expense)
Gain on sale of WeedMaps Media, Inc.	7,795,627	—
Gain on change in fair value of earn-out liabilities	5,954,030	(204,954)
Interest income	1,313	213
Interest expense	(44,947)	(13,241)
Total other income	13,706,023	(217,982)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	17,931,796	1,232,198

Provision for Income Taxes	2,556,590	416,130

INCOME (LOSS) FROM CONTINUING OPERATIONS	15,375,206	816,068

Loss from discontinued operations, net of $74,300 and $133,500 tax benefit for the years ended December 31, 2012 and 2011, respectively.	(111,435)	(4,060,367)

NET INCOME (LOSS)	$15,263,771	$(3,244,299)

Income (loss) per share, Basic and Diluted
Income (loss) from continuing operations	$0.18	$0.01
Income (loss) from discontinued operations	(0.00)	(0.05)
Total income (loss) per share	$0.18	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	84,395,845	83,140,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEARCHCORE, INC.

Condensed Consolidated Statements of Cash Flows (Audited)

	Years Ended
	December 31,	December 31,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$15,263,771	$(3,244,299)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	121,175	71,295
Amortization	184,409	284,856
Stock-based compensation	210,000	—
Gain on sale of WeedMaps	(7,795,627)	—
Gain on change in fair value of earn-out liabilities	(5,954,030)	204,954
Loss on abandonment	—	4,142,835
Changes in operating assets and liabilities:
Accounts receivable	148,591	(206,091)
Inventories	9,830	(9,830)
Prepaid expenses and deposits	(326,425)	672,682
Other assets	126,236	54,589
Accounts payable and accrued liabilities	1,316,474	(234,061)

Net cash provided by operating activities	3,304,404	1,736,930

Cash flows used in investing activities:
Purchases of property and equipment	(159,737)	(454,168)
Purchases of intangible assets	(1,038,632)	(488,746)

Net cash used in investing activities	(1,198,369)	(942,914)

Cash flows from financing activities:
Payments on note payable	(758,982)	—
Payments on note payable - related party	(2,345,261)	(670,000)

Net cash used in financing activities	(3,104,243)	(670,000)

Net (decrease) increase in cash and cash equivalents	(998,208)	124,016

Cash and cash equivalents at beginning of period	1,512,590	1,388,574

Cash and cash equivalents at end of period	$514,382	$1,512,590

Non-cash investing and financing activity:

Shares issued pursuant to Revyv acquisition	$—	$1,000,000
Shares issued pursuant to MMJMenu acquisition	$262,000	$—
Shares issued pursuant to WeedMaps Earn-outs	$9,120,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEARCHCORE, INC.

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

BALANCES, December 31, 2010	—	—	82,640,256	$82,640	-	$-	$(16,964,444)	$372,374	$(16,509,430)

Issuance of common stock			500,000	500			999,500		1,000,000
Paid in capital, Revyv, LLC acquisition							(100)		(100)

Net loss from continuing operations								(3,244,299)	(3,244,299)

BALANCES, December 31, 2011	—	—	83,140,256	$83,140	-	$-	$(15,965,044)	$(2,871,925)	$(18,753,829)

Issuance of common stock, MMJmenu			200,000	200			261,800		262,000
Issuance of common stock, WeedMaps earnouts			6,000,000	6,000			9,114,000		9,120,000
Issuance of common stock, ChangeWave			250,000	250			127,250		127,500
Issuance of common stock, stock-based compensation			150,000	150			55,350		55,500
Treasury stock, retirements			(9,190,693)	(9,191)					(9,191)
Treasury stock, purchases					(42,581,596)	(42,581)	(4,604,774)		(4,647,355)

Net income from continuing operations								15,263,771	15,263,771

BALANCES, December 31, 2012	—	—	80,549,563	$80,549	(42,581,596)	$(42,581)	$(11,011,418)	$12,391,846	$1,418,396

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEARCHCORE, INC.
(Formally General Cannabis, Inc.)
Notes to the Condensed Consolidated Financial Statements
December 31, 2012
Audited

Note 1. General

Nature of Business

We, together with our wholly owned subsidiaries, are engaged in developing, operating and monetizing websites that focus on specific niche industries, also known as vertical finder websites or finder sites. We currently are either developing finder sites, or providing marketing services on our existing finder sites, in the recreational sports, prefabricated home, and tattoo industries. We provide finder site services in three different sectors: media, technology, and marketing. All of our operations are conducted through our wholly-owned subsidiaries, each of which is incorporated or qualified to do business in the states in which it does so.

We specialize in connecting consumers with brands, products, and services through highly specific search-driven internet marketing finder sites. We develop and operate vertical finder websites in business-to-business and business-to-consumer markets. Our finder websites include content and resources that are relevant to an internet searcher’s specific query. From local merchants to national brands, we monetize internet search traffic through measurable lead generation, premium listings and highly targeted impression based advertising. Our methodology and technology are geared towards marketing to fragmented, disjointed, niche markets that are largely overlooked by our competitors, and we strive to build the number one or number two vertical finder website as defined by unique monthly visits in a given industry.

SearchCore, Inc. was formed on July 14, 2003 in the State of Nevada as Tora Technologies, Inc. On November 21, 2006, we changed our name to Makeup.com Limited, on January 29, 1010, we changed our name to LC Luxuries Limited, and on November 5, 2010, we changed our name to General Cannabis, Inc. On January 6, 2012, we changed our name to SearchCore, Inc.

Principal Services

Our core service is to connect consumers with brands, products and services via our finder sites. We specialize in creating, operating and monetizing vertical finder sites. We identify niche, fragmented and/or disjoined markets, and attempt to capitalize on those markets by incorporating our existing platform as it relates to technology, marketing, advertising and sales. We only pursue markets in which we anticipate we will be the among the top finder sites in any respective industry. This includes marketing and services in both the business-to-business and the business-to-consumer marketplaces. When a consumer or business utilizes one of our finder sites, they are searching primarily for specific products, related items, social engagement, and/or reviews. Initially, we may waive all or a portion of advertising or marketing fees to clients who subscribe with us and market their brand, product or service on our finder sites. Once a client has subscribed with us then we offer various marketing packages that serve to increase the exposure of their business and thus increase the likelihood of connecting more consumers with their brand, product or service. We charge a fee for these various services. The fee varies depending on the service we provide. We believe that the previous success of our first finder site will enable us to continue and expand into other markets we believe has high growth potential.

Our principal services are offered through the following wholly owned subsidiaries:

Sports Asylum, Inc.
VerticalCore Management, Inc.
VerticalCore Solutions, Inc.
VerticalCore Merchant, Inc.

Other Subsidiaries

We have four additional wholly-owned subsidiaries whose operations have been discontinued. These are General Marketing Solutions, Inc., General Merchant Solutions, Inc., General Processing Corporation, and LV Luxuries Incorporated (which operated as makeup.com). As of right now, we have no imminent or specific plans for any of these entities and they are held as corporations in good standing with no operations.

SEARCHCORE, INC.
(Formally General Cannabis, Inc.)
Notes to the Condensed Consolidated Financial Statements
December 31, 2012
Audited

Recent Developments

Restructuring

A.          On August 9, 2012, we entered into and closed a Global Securities Purchase Agreement and Secured Promissory Note with Keith Hoerling, an individual. Pursuant to the Global Agreement, we acquired Eleven Million Two Hundred Thousand (11,200,000) shares of common stock from Hoerling, in exchange for (A) the Hoerling Note which had a principal balance of One Million Six Hundred and Twenty Five Thousand Dollars ($1,625,000), to be paid in monthly payments beginning September 15, 2012 and ending on January 15, 2015, and (B) an additional amount of up to One Million Six Hundred and Twenty Five Thousand Dollars ($1,625,000), to be paid monthly beginning on September 15, 2012 and ending January 15, 2015, based on the monthly gross revenue of WeedMaps as more fully set forth in the Global Agreements.

Pursuant to the Global Agreement, Hoerling terminated all rights to consideration due from us (including cash and/or stock owed to Hoerling pursuant to agreements whereby we acquired WeedMaps, LLC).

All the Hoerling agreements were terminated in connection with the sale of WeedMaps Media, Inc.

B.          On August 16, 2012, we entered into a Stock Purchase Agreement with Revyv, LLC to acquire Five Hundred Thousand (500,000) shares of our common stock for consideration of Sixty Seven Thousand Dollars ($67,000), payable in two installments, the first of which, for Forty Two Thousand Dollars ($42,000) was paid at closing, and the second of which, for Twenty Five Thousand Dollars ($25,000), was paid on January 10, 2013.

C.          On August 1, 2012, we closed (A) a Global Securities Purchase, Consulting, and Resignation Agreement, Secured Promissory Note and Consulting Agreement by and among Justin Hartfield, an individual and WeedMaps Media, Inc., a Nevada corporation and our wholly-owned subsidiary, and (B) a Global Securities Purchase and Resignation Agreement and Secured Promissory Note by and among the Company, Douglas Francis, an individual and WeedMaps.

As consideration for the Global Agreements, the Notes were issued to Hartfield and Francis, individually. The Notes were secured by the shares of common stock sold to the Company by the Selling Parties, and each of them, pursuant to the Global Agreements. Pursuant to the Notes, beginning on September 5, 2012, we made monthly payments in the amount of $78,099.38 to each of the Selling Parties.

In addition to the Notes, as consideration for the Global Agreements, we agreed to pay to each of the Selling Parties up to One Million Six Hundred and Twenty Five Thousand Dollars ($1,625,000), to be paid in monthly payments beginning September 15, 2012, and ending January 15, 2015, based on the monthly gross revenue of WeedMaps as more fully set forth in the Global Agreements. We timely made the payments under these agreements until WeedMaps was sold on December 31, 2012.

Pursuant to the Global Agreements, the Selling Parties delivered letters of resignation as our employees, terminated all rights to consideration due from us (including cash and/or stock owed to Hartfield pursuant to agreements whereby we acquired WeedMaps, LLC) and Francis resigned his position as a member of our Board of Directors.

SEARCHCORE, INC.
(Formally General Cannabis, Inc.)
Notes to the Condensed Consolidated Financial Statements
December 31, 2012
Audited

Pursuant to the Global Agreements, we purchased a total of Forty Million Seventy Two Thousand Two Hundred Eighty Nine (40,072,289) shares of our common stock from the Selling Parties, and terminated our obligation at the time to issue over 5 million more shares.

Pursuant to the Consulting Agreement, we were to pay Hartfield Five Thousand Dollars ($5,000) per month for a period of thirty (30) months for the services provided pursuant thereto.

All the Francis and Hartfield agreements were terminated in connection with the sale of WeedMaps Media, Inc.

D.          The Global Agreement entered into with Keith Hoerling, taken together with the Global Agreements entered into with Justin Hartfield and Douglas Francis, collectively resulted in the termination of the following agreements:

i.         our obligations under the earn-out provisions of that certain Agreement and Plan of Reorganization and Merger, dated November 19, 2010 (the “Reorganization Agreement”) by and among us and WeedMaps Media, Inc., a Nevada corporation (f/k/a Weedmaps, LLC, a Nevada limited liability company) (“WeedMaps”);
ii.        Employment Agreement with Hartfield dated November 19, 2010;
iii.       Employment Agreement with Hoerling dated November 19, 2010;
iv.       Employment Agreement with Francis dated August 1, 2011;
iv.       Secured Promissory Note issued to Justin Hartfield in the Principal Amount of $900,000 dated November 19, 2010 and due January 10, 2012;
v.        First Amendment to Secured Promissory Note issued to Justin Hartfield dated February 22, 2011;
vi.       Secured Promissory Note issued to Justin Hartfield in the Principal Amount of $900,000 dated November 19, 2010 and due January 10, 2013;
vii.      Secured Promissory Note issued to Keith Hoerling in the Principal Amount of $900,000 dated November 19, 2010 and due January 10, 2012;
viii.     First Amendment to Secured Promissory Note issued to Keith Hoerling dated February 22, 2011;
ix.        Secured Promissory Note issued to Keith Hoerling in the Principal Amount of $900,000 dated November 19, 2010 and due January 10, 2013; and
x.         Security Agreement dated November 19, 2010.

WeedMaps, LLC

On November 19, 2010, we entered into an Agreement and Plan of Reorganization and Merger pursuant to which we acquired 100% of the membership interests of WeedMaps, LLC, a Nevada limited liability company, which was merged with and into WeedMaps Media, Inc., our wholly-owned subsidiary at the time. Prior to the acquisition of WeedMaps, LLC, SearchCore, Inc. was deemed to be a non-operating public shell corporation with nominal net assets and WeedMaps, LLC was a private operating company with significant operations. For accounting purposes the transaction was considered to be a reverse merger treated as a recapitalization of SearchCore where SearchCore was the surviving legal entity and the accounting acquiree, and WeedMaps, LLC was considered to be the accounting acquirer and the legal acquiree.

On December 31, 2012, WeedMaps Media, Inc. was sold to a third party.

SEARCHCORE, INC.
(Formally General Cannabis, Inc.)
Notes to the Condensed Consolidated Financial Statements
December 31, 2012
Audited

Synergistic Resources, LLC

On December 3, 2010, we entered into a Reorganization and Asset Acquisition Agreement pursuant to which we acquired substantially all the assets of Synergistic Resources, LLC, a California limited liability company. The assets consisted primarily of the intellectual property and established marketing associated with the name Marijuana Medicine Evaluation Centers, including its website (www.marijuanamedicine.com), and the assignment of a Management Services Agreement pursuant to which we ultimately managed fourteen (14) medicinal cannabis medical clinics. This business was operated as General Health Solutions, Inc., and has since been discontinued.

Revyv, LLC

On January 11, 2011, we entered into a Reorganization and Asset Acquisition Agreement pursuant to which we acquired substantially all the assets of Revyv, LLC. The assets consisted primarily of the intellectual property associated with the name CannabisCenters, including its website (www.cannabiscenters.com), its related physician software and patient verification system, and numerous existing contracts. This business was operated as General Marketing Solutions, Inc. and the assets were sold with WeedMaps Media, Inc. on December 31, 2012.

Marijuana.com

On November 18, 2011, we entered into a Domain Name Purchase Agreement with an unrelated party for the purchase of the domain name www.marijuana.com. On December 31, 2012, the domain name was sold with WeedMaps Media, Inc.

MMJMenu, LLC

On January 5, 2012, WeedMaps Media, Inc. acquired substantially all the assets of MMJMenu, LLC. The assets consist primarily of the intellectual property associated with MMJMENU, including its website (www.mmjmenu.com), point-of-sale software, a variety of related websites, and its customers. On December 31, 2012, the assets were sold with WeedMaps Media, Inc.

ManufacturedHome.com, ManufacturedHomes.com, ManufacturedHomes.net and ManufacturedHouse.com

On August 2, 2012, we entered into a Domain Name Purchase Agreement pursuant to which we purchased the domain names known as www.manufacturedhome.com and www.manufacturedhouse.com, for total consideration of Fifty Thousand Dollars ($50,000), paid at closing.

On August 16, 2012, we entered into a Domain Name Purchase Agreement pursuant to which we purchased the domain name known as www.manufacturedhomes.com, for total consideration of One Hundred Thirty Thousand Dollars ($130,000), paid at closing.

On October 25, 2012, we purchased the domain name known as www.manufacturedhomes.net, for total consideration of Fourteen Thousand Dollars ($14,000), paid at closing.

SEARCHCORE, INC.
(Formally General Cannabis, Inc.)
Notes to the Condensed Consolidated Financial Statements
December 31, 2012
Audited

Rodeo.com and Karate.com

On August 7, 2012, we entered into a Domain Name Purchase Agreement and a Non-Recourse Secured Promissory Note with Domain Holdings, Inc., an Alberta corporation, pursuant to which we purchased the domain names known as www.rodeo.com and www.karate.com, for total consideration of Five Hundred Thousand Dollars ($500,000), with the entire purchase price represented by the Note.

On October 25, 2012, we amended the Purchase Agreement and the Note. Pursuant to the terms of the amendments, we agreed to make payments of Fifty Thousand Dollars ($50,000) on each of August 15, 2012 and November 1, 2012, which we did. The balance of $400,000 is to be paid in eighteen (18) equal monthly installments of Twenty Two Thousand Two Hundred Twenty Two Dollars ($22,222) beginning June 1, 2013, and continuing on the first (1st) day of each month thereafter.

Additional Domain Names

On August 24, 2012, we entered into a Domain Names Purchase Agreement with High Level Technologies, Inc. pursuant to which we purchased 57 domain names as set forth in the Agreement, for total consideration of One Hundred Thousand Dollars ($100,000), paid at closing.

On February 22, 2013, we purchased the domain name known as www.traveltrailer.com. The purchase price was $50,000, payable $15,000 at closing and $5,000 per month over seven (7) consecutive months.

On February 27, 2013, we purchased the domain name known as www.toyhaulers.com. The purchase price was $30,000, payable $15,000 at closing and $2,500 per month over six (6) consecutive months.

Sports Asylum, Inc.

On December 31, 2012, we entered into a Securities Purchase Agreement by and among us, on the one hand, and Sports Asylum, Inc., a Nevada corporation, and its shareholders, Sabas Carrillo, an individual, and James Pakulis, an individual and one of our officers and directors, on the other hand. Pursuant to the agreement, upon the closing of the transaction, we purchased 100% of the issued and outstanding equity interests of Sports Asylum in exchange for (a) the cancellation of a previous Secured Promissory Note issued to Sports Asylum, entered into on or about August 22, 2012 and with an outstanding principal balance of Two Hundred Eighty Five Thousand Dollars ($285,000) and (b) Two Hundred Fifteen Thousand Dollars ($215,000) represented by promissory notes in the original principal amount of One Hundred Sixty One Thousand Two Hundred Fifty Dollars ($161,250) to Pakulis and Fifty Three Thousand Seven Hundred Fifty ($53,750) to Carrillo. The closing of the purchase took place on December 31, 2012.

Sports Asylum, Inc. owns and operates the intellectual property associated with www.sportify.com, and represents our introduction into the recreational sports industry.

Tattoo.com

On January 21, 2013, we entered into a Management Agreement with Tattoo Interactive, LLC pursuant to which we will perform various marketing, promotion, and website management services with respect to the domain name known as www.tattoo.com and the commercial website located at that domain. The Agreement has an initial term of twelve (12) months and shall automatically renew for successive one (1) year terms unless terminated in accordance with its terms. In the event we incur at least $25,000 in expenditures relating to the performance of the services in any single month, Tattoo Interactive shall pay us $10,000 as an expense-sharing allotment. Pursuant to the agreement, we will receive twenty percent (20%) of all advertising revenue (as defined therein), and after the payment of the advertising revenue, we will receive sixty five percent (65%) of all remaining designated gross revenue (as defined therein). We have a right of first refusal in the event Tattoo Interactive elects to sell the domain name, and in the event certain revenue goals, as set forth in the agreement, are satisfied, we will be granted certain equity interests in Tattoo Interactive.

SEARCHCORE, INC.
(Formally General Cannabis, Inc.)
Notes to the Condensed Consolidated Financial Statements
December 31, 2012
Audited

Modularhomes.com

On January 25, 2013, we purchased the domain names known as www.modularhomes.com for total consideration of One Hundred Forty Thousand Dollars ($140,000), payable in down payment of Fifty Thousand Dollars ($50,000) and the balance over twelve (12) equal monthly payments.

Recent Divestitures

Sale of WeedMaps

On December 11, 2012, we entered into an Agreement and Plan of Reorganization by and among us and our wholly owned subsidiary, WeedMaps Media, Inc., a Nevada corporation, on the one hand, and RJM BV, a Dutch corporation, on the other hand. Pursuant to the Reorganization Agreement, upon the closing of the transaction, we sold WeedMaps to RJM in exchange for (a) Three Million Dollars ($3,000,000), represented by a secured promissory note, (b) the assumption by RJM of all of our various obligations to Douglas Francis, Justin Hartfield, and Keith Hoerling, and the assumption of our office lease in Newport Beach, California, and (c) Seven Hundred Fifty Thousand Dollars ($750,000) in cash (of which we withheld Five Hundred Thousand Dollars ($500,000) from WeedMaps at the closing) and Two Hundred Fifty Thousand Dollars ($250,000) of which was to be paid to us on January 15, 2013, before the due date was extended to January 31, 2013, which we did receive. The closing of the sale took place on December 31, 2012.

As partial consideration under the Reorganization Agreement, RJM delivered a Secured Promissory Note in the original principal amount of Three Million Dollars ($3,000,000). The Note is secured by certain assets according to the terms of a Pledge and Security Agreement, which assets include all of the assets of WeedMaps Media, including but not limited to the URL known as www.weedmaps.com. Pursuant to the Note RJM will make the following payments: (1) Two Hundred Fifty Thousand Dollars ($250,000) on January 15, 2013 (which payment date was extended to January 31, 2013), which payment we did receive; One Hundred Thousand Dollars ($100,000) each month beginning February 25, 2013 and continuing on the twenty fifth (25th) of each month thereafter for a total of twenty eight (28) months, which payments for February and March 2013 we did receive; and Sixteen Thousand Five Hundred Dollars ($16,500) on July 25, 2015. Interest shall accrue on the outstanding principal amount on an annual basis at a rate of One and One Hundredth Percent (1.01%).

As further consideration under the Reorganization Agreement, RJM delivered documents sufficient (i) to transfer all of the obligations that we owed to Justin Hartfield arising out of the Global Securities Purchase, Consulting, and Resignation Agreement by and between us, WeedMaps, and Hartfield dated as of July 31, 2012, to RJM and to release us from all said obligations thereunder; (ii) to transfer all of the obligations that we owed to Douglas Francis arising out of the Global Securities Purchase and Resignation Agreement by and between us, WeedMaps, and Francis dated as of July 31, 2012, to RJM and to release us from all said obligations thereunder; (iii) to transfer all of the obligations that we owed to Keith Hoerling arising out of the Global Securities Purchase Agreement by and between the Company, WeedMaps, and Hoerling dated August 14, 2012, to RJM and to release us from all said obligations thereunder; (iv) for RJM to assume all of our obligations under that certain Office Lease Agreement by and between us and Redstone Plaza, LLC dated January 17, 2011; and (v) for RJM to assume all of our obligations under certain additional material agreements set forth on Schedule 2.1.16 of the Reorganization Agreement.

As further consideration under the Reorganization Agreement, we, along with our President and Chief Executive Office James Pakulis, and Brad Nelms, an employee of SearchCore, entered into a Non-Competition Agreement whereby the bound parties agreed that they (i) will not disclose certain confidential information regarding the Business of WeedMaps; (ii) will not compete with the Business of WeedMaps; (iii) will not solicit, advise, provide or sell, directly or indirectly, any services or products of the same or similar nature to services or products of the Business of WeedMaps, to any client or prospective client of WeedMaps; (iv) will not solicit, request or otherwise attempt to induce or influence, directly or indirectly, any present client, distributor or supplier, or prospective client, distributor or supplier, of WeedMaps, to cancel, limit or postpone their business with WeedMaps, or otherwise take action which might be to the disadvantage of WeedMaps; and (v) will not hire or solicit for employment, directly or indirectly, or induce or actively attempt to influence, any employee, officer, director, agent, contractor or other business associate of WeedMaps (excluding employees prior to December 31, 2012), to terminate his or her employment or discontinue such person’s consultant, contractor or other business association with WeedMaps. The business of WeedMaps is defined in the Non-Competition Agreement as internet search and website operation for the medicinal cannabis industry.

SEARCHCORE, INC.
(Formally General Cannabis, Inc.)
Notes to the Condensed Consolidated Financial Statements
December 31, 2012
Audited

Similarly, RJM, Douglas Francis, Justin Hartfield, and Keith Hoerling entered into a Non-Competition Agreement whereby they agreed not to compete with our business, described in the Non-Competition Agreement as internet search, internet advertising, and website operation for (a) the recreational sports industry, (b) the prefabricated housing industry, (c) the tattoo industry, and (d) other industries in which SearchCore and/or its affiliates operates, at the time of the Agreement or thereafter.

As further consideration under the Reorganization Agreement, we entered into an Assignment of Trademarks and an Assignment of Domain Names whereby we assigned certain trademarks and domain names to WeedMaps.

In the aggregate, the transactions represented by the Reorganization Agreement resulted in a reduction of over $8,000,000 in liabilities.

Sale of Certain Assets

On December 11, 2012, in connection with the transactions contemplated by the sale of WeedMaps Media, Inc., we entered into an Asset Purchase Agreement by and among us and our wholly owned subsidiary, General Marketing Solutions, Inc., a California corporation, on the one hand, and RJM, on the other hand, pursuant to which, upon the closing of the transaction, we sold certain assets (primarily those assets we acquired from Revyv, LLC in January 2011) to RJM for the sum of Ten Dollars ($10.00). The closing of the sale took place on December 31, 2012.

In connection with the Purchase Agreement, GMS entered into an Assignment of Domain Names whereby GMS assigned certain domain names to RJM.

Note 2. Basis Of Presentation And Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America.

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the consolidated results of operations or financial position for any years presented.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

SEARCHCORE, INC.
(Formally General Cannabis, Inc.)
Notes to the Condensed Consolidated Financial Statements
December 31, 2012
Audited

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on knowledge of current events and anticipated future events and accordingly, actual results may differ from those estimates.

Risks related to cash

The Company maintains cash in bank and deposit accounts, which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

Cash and Cash equivalents

The Company considers only highly liquid investments such as money market funds and commercial paper with maturities of 90 days or less at the date of their acquisition as cash and cash equivalents.

Fair Value of Financial Instruments

The accounting standards regarding disclosures about fair value of financial instruments defines financial instruments and required fair value disclosure of those instruments. This accounting standard defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. Receivables, investments, payables, short and long term debt and warrant liabilities qualified as financial instruments. Management believes the carrying amounts of receivables, payables and debt are a reasonable estimate of fair value because of the short period of time between the origination of such instruments, their expected realization, and if applicable, their stated interest rate is equivalent to interest rates currently available. The three levels are defined as follows:

Level 1	Inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2
Inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value.

The Company analyzes all financial instruments with features of both liabilities and equity under the accounting standards regarding accounting for certain financial instruments with characteristics of both liabilities and equity, accounting for derivative instruments and hedging activities, accounting for derivative financial instruments indexed to, and potentially settled in, a company’s own stock, and the accounting standard regarding determining whether an instrument (or embedded feature) is indexed to an entity’s own stock. The accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. This standard provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for this accounting standard scope exception. All warrants issued by the Company are denominated in U.S. dollars.

SEARCHCORE, INC.
(Formally General Cannabis, Inc.)
Notes to the Condensed Consolidated Financial Statements
December 31, 2012
Audited

Accounts Receivable

Accounts receivable are recorded at the invoice amount and do not bear interest.

Advertising Cost

The Company expenses advertising costs when incurred. Advertising expense for the years ended December 31, 2012 and 2011 was $298,000 and $714,000, respectively.

Allowance for Doubtful Accounts

Allowance for doubtful accounts is defined as a company's estimate of the amount of probable credit losses in the company's existing accounts receivable. The Company does not maintain an allowance for doubtful account based upon management’s review of the Company’s revenue structure whereby substantially all receivables are confirmed before they are booked as revenue. The Company reviews its allowance for doubtful accounts policy periodically. The Company does not have any off-balance-sheet exposure related to its customers.

Inventory

The Inventory balance at December 31, 2011 consisted of credit card terminals which were stated at the lower of cost (average) or market. We previously supplied dispensaries with credit card processing services. On October 31, 2011, General Merchant Solutions, our wholly owned subsidiary, discontinued all retail credit card processing operations. At December 31, 2012, we did not have any inventory.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from three to seven years. Including accumulated depreciation related to the assets sold with WeedMaps, property and equipment at December 31, 2012 and 2011 are presented net of accumulated depreciation of $121,000 and $71,000, respectively.

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. No amortization is recorded for goodwill with indefinite useful life. No goodwill impairment was recognized during the twelve months ended December 31, 2012 and 2011, respectively.

Intangible Assets

In accordance with Goodwill and Other Intangible Assets, intangible assets that are determined not to have an indefinite useful life are subject to amortization. The Company amortizes intangible assets using the straight-line method over their estimated useful lives.

SEARCHCORE, INC.
(Formally General Cannabis, Inc.)
Notes to the Condensed Consolidated Financial Statements
December 31, 2012
Audited

Impairment of Long-Lived and Intangible Assets

In accordance with Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses the recoverability of the long-lived and intangible assets by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets. No impairment of intangible assets was recognized during the twelve months ended December 31, 2012 and 2011, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Share-Based Payment, which addresses the accounting for equity-based compensation and which requires that the cost of all equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards. During the twelve months ended December 31, 2012 and 2011, the Company had $210,000 and zero, respectively, in stock-based compensation expense related to issuances of shares of the Company’s common stock to consultants.

Treasury Stock

We account for treasury stock using the cost method and include treasury stock as a component of shareholders’ equity. Other than the share purchases described in Note 3. Equity Transactions, we currently do not have or intend to initiate a share repurchase program.

Contingent Consideration – Earn-outs

Contingent consideration, the earn-out provisions, which are classified as a liability, pursuant to ASC 805, are required to be remeasured to fair value at each reporting date and any changes in fair value subsequent to the acquisition date are recognized in earnings which could cause a material impact to, and volatility in, our operating results. The primary inputs in determining the fair value of the earn-outs that are remeasured to fair value are the quoted price of the underlying shares of our common stock and the probabilities for the three different scenarios in determining the likelihood of common share payouts.

Revenue Recognition

We recognize revenue in accordance with ASC 605, “Revenue Recognition,” we recognize as revenue the fees we charge customers as referenced below because persuasive evidence of an arrangement exists, the fees we charge are substantially fixed or determinable during the period that we provide the services, we and our customers understand the specific nature and terms of the agreed upon transactions, collectability is reasonable assured and services have been rendered.

The Company and its wholly owned subsidiaries recognize revenue as follows:

We generate revenue through attracting internet and mobile searchers to our internet properties. The users then frequent our clients who pay us a fee to list on our site.

Our Internet properties generate revenues from merchants and advertisers within the industry verticals served. This is the revenue model we employed with WeedMaps.com and is the same revenue model we employ with our current finder sites. The revenue model follows a subscription-based approach, generating recurring monthly revenue from a variety of different package listings, lead generation and advertising.

SEARCHCORE, INC.
(Formally General Cannabis, Inc.)
Notes to the Condensed Consolidated Financial Statements
December 31, 2012
Audited

Advertising Package Tiers – For our finder sites we typically create advertising package tiers in order to more easily distinguish the different services we offer at different price points. The different advertising package tiers also makes it easy for our clients to distinguish which package tiers are premium and thus likely to generate more traffic to their brand, product or service. The range of prices we charge for each advertising package tier differs per each finder site, per region, and per each tier package. Each region is internally created by us based on geographic location, industry density and demographics.

Listing Revenue – We generate revenues from fees we charge clients to advertise or list their location, products, and services on one or more of our finder websites. We recognize as revenue the fees we charge customers that advertise or list their related company on our websites.

For example, our listing packages typically are made up of two groups, Premium Listings and Standard Listings. The most important distinction between Premium Listings and Standard Listing packages is typically positioning on our finder websites. This distinction is important because the business that appears first in an internet search results list has an increased likelihood of a website visitor clicking on that business and thus “converting” the website visitor to a potential customer for our client. In general, being in the top section of the search results on any of our finder websites for a given geographical region is deemed preferable because of the increased conversion rates (or click-through rates). As a result, we charge a premium dollar amount for a Premium Listing so that the client is placed in the top section of search results for a given region.

Standard Listing Packages are basic packages which typically allow a customer to list their brand, product, or service on one or more of our finder sites with the capability to edit their listing. A Standard Listing also typically allows a customer to add photos, create a menu, and respond to customer reviews, for example.

Advertising Revenue – We generate revenues from fees we charge customers for placing ads for their related companies on our websites (i.e. Advertising Packages). Our Advertising Packages can include banner ads placed on our finder sites, emails, texts, special promotions, and events. All of our Advertising Packages are considered Ad Revenue pursuant to our revenue recognition policy.

Content Production Revenue – We generate revenues from photo and video production of content which is displayed on our finder websites (i.e. Content Production). Typically, Content Production that we create on behalf of our clients is considered an add-on or ancillary service. We typically create video “virtual” tours of our client’s establishments and products, which are then displayed on our finder websites. We recognize as revenue the fees we charge customers for photo and video production services. All of our Content Production services are considered Content Production Revenue pursuant to our revenue recognition policy.

Income Taxes

The Company follows Accounting for Income Taxes that requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes.

The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it relates to items credited or charged directly to equity, in which case the deferred tax is also recorded in equity.

Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

SEARCHCORE, INC.
(Formally General Cannabis, Inc.)
Notes to the Condensed Consolidated Financial Statements
December 31, 2012
Audited

Uncertain tax positions

The Company recognizes uncertain tax positions based on a benefit recognition model. Provided that the tax position is deemed more likely than not of being sustained, the Company recognizes the largest amount of tax benefit that is greater than 50 percent likely of being ultimately realized upon settlement. The tax position is derecognized when it is no longer more likely than not of being sustained. The Company classifies income tax-related interest and penalties as interest expense and SGA expense, respectively, on the Consolidated Statement of Operations.

Recent Accounting Pronouncements

FASB issued an accounting standards update amending ASC 220 to improve the comparability, consistency and transparency of reporting of comprehensive income. It amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. In December 2011, FASB issued ASU 2011-12. ASU 2011-12 indefinitely deferred the provisions of ASU 2011-05 requiring the presentation of reclassification adjustments on the face of the financial statements for items reclassified from other comprehensive income to net income. The adoption of this standard did not have a material impact on our financial statements.

FASB issued an accounting standards update amending ASC 820, which is effective for interim and annual periods beginning after December 31, 2011, to achieve common fair value measurement and disclosure requirements between GAAP and IFRS. This amendment changes the wording used to describe fair value and requires additional disclosures. The adoption of this amendment did not have a material impact on our financial statements.

In September 2011, the FASB issued an amendment to an existing accounting standard, which provides an option to perform a qualitative assessment to determine whether further impairment testing on goodwill is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard did not have a material impact on our financial statements.

Subsequent Events

During May 2009 and February 2010, the FASB issued new authoritative pronouncement regarding recognized and non-recognized subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Company adopted this guidance and it had no impact on the Company’s results of operations or financial position.

Other Recently Issued, but Not Yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

SEARCHCORE, INC.
(Formally General Cannabis, Inc.)
Notes to the Condensed Consolidated Financial Statements
December 31, 2012
Audited

Note 3. Equity Transactions

At December 31, 2012 the total number of shares of our common stock that were issued and outstanding was 37,967,967 which included 80,549,563 of common stock less 42,581,596 of treasury stock. Pursuant to terms of which we repurchased shares of our common stock, 51,272,289 shares held in escrow are released monthly on a pro-rata basis as we make payments on the promissory notes related to their purchase.

The below purchases of shares of our common stock (Treasury Stock) were accounted for using the cost method and we include the treasury stock as a component of our shareholders’ equity. In aggregate, we purchased 51,772,289 shares of our common stock, reducing the number of our total shares of common stock outstanding to 37,567,967.

Further, pursuant to the terms of which we purchased 500,000 shares of our common stock, 186,567 shares held in escrow were scheduled to be released on January 10, 2013 upon final payment of the associated promissory note, which payment was made and which shares have been released from escrow.

Share Purchases from Hartfield, Hoerling and Francis

During August 2012, we closed (A) a Global Securities Purchase, Consulting, and Resignation Agreement (the "Hartfield Agreement"), Secured Promissory Note (the " Hartfield Note") and Consulting Agreement (the "Consulting Agreement") by and among Justin Hartfield, an individual ("Hartfield") and WeedMaps Media, Inc., a Nevada corporation and our wholly-owned subsidiary ("WeedMaps"), (B) a Global Securities Purchase Agreement (the "Hoerling Agreement") and Secured Promissory Note (the "Hoerling Note") by and among us, Keith Hoerling, an individual ("Hoerling") and WeedMaps and (C) a Global Securities Purchase and Resignation Agreement (the "Francis Agreement", collectively with the Hartfield and Hoerling Agreements, the "Global Agreements") and Secured Promissory Note (the "Francis Note", collectively with the Hartfield and Hoerling Notes, the "Notes") by and among us, Douglas Francis, an individual ("Francis", collectively with Hartfield and Hoerling, the “Selling Parties”) and WeedMaps. Pursuant to the Global Agreements, Hartfield and Francis have delivered letters of resignation as our employees. Mr. Hoerling will remain employed by us as our Chief Technology Officer. Mr. Francis has resigned his position as a member of our Board of Directors. Further, pursuant to the Global Agreements, the Selling Parties have terminated all rights to consideration due from us (including cash and/or stock owed to Hartfield and Hoerling pursuant to agreements whereby we acquired WeedMaps, LLC). Pursuant to the Global Agreements, we purchased a total of 51,272,289 shares of our common stock from the Selling Parties.

As consideration for the Global Agreements, the Notes were issued to Hartfield, Hoerling and Francis, individually. The Notes are secured by the shares of common stock sold to the Company by the Selling Parties, and each of them, pursuant to the Global Agreements. Pursuant to the Notes, beginning in September 2012, we began making monthly payments in the amount of $78,099.38 to each of the Selling Parties. The original aggregate amount of the Notes was $4,875,000.

In addition to the Notes, as consideration for the Global Agreements, we agreed to pay to each of the Selling Parties up to $1,625,000, to be paid in monthly payments beginning in September 2012, and ending in January 2015, based on the monthly gross revenue of WeedMaps as more fully set forth in the Global Agreements (the “Revenue Share Liability”). The original aggregate amount of the Revenue Share Liability was $4,875,000.

Pursuant to the Consulting Agreement, we will pay Hartfield Five Thousand Dollars ($5,000) per month for a period of 30 months for the services provided pursuant thereto.

See Note 4. Sale of WeedMaps for information on our sale of WeedMaps pursuant to which The Notes, the Revenue Share and the Consulting Agreement were cancelled on December 31, 2012.

Share Purchases from Revyv, LLC

On August 16, 2012, we entered into a Stock Purchase Agreement with Revyv, LLC to acquire 500,000 shares of our common stock for consideration of $67,000 of which $42,000 was paid at closing and by issuing a $25,000 promissory note due January 10, 2013, which payment was made during January 2013.

SEARCHCORE, INC.
(Formally General Cannabis, Inc.)
Notes to the Condensed Consolidated Financial Statements
December 31, 2012
Audited

Stock-based Compensation

On August 20, 2012, we approved the issuance of Twenty Thousand (20,000) shares of our common stock, restricted in accordance with Rule 144, to each then-member of our Board of Directors, namely James Pakulis, Bonnie Goldstein, and Munjit Johal, as a one-time bonus for serving as a Director. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, the shareholders were accredited, and there was no solicitation in connection with the offering and sale.

On November 5, 2012, we issued 250,000 shares of our common stock to one shareholder for services rendered from July 1, 2012 through September 30, 2012 and was accounted for as an expense during the quarter ended September 30, 2012. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited and had access to information necessary to make an investment decision. The shares were restricted securities as described in Rule 144 pursuant to the Securities Act of 1933.

On November 15, 2012, we issued an aggregate of One Hundred Fifty Thousand (150,000) shares of our common stock to three individuals or their controlled entities for services rendered. One of the individuals was Munjit Johal, a member of our Board of Directors, who received 50,000 shares. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, the shareholders were accredited, and there was no solicitation in connection with the offering and sale.

MMJMenu, LLC

On January 5, 2012, WeedMaps acquired substantially all the assets of MMJMenu, LLC (“MMJ”). As consideration for the purchase we issued an aggregate of Two Hundred Thousand (200,000) shares of our common stock to MMJ or its assigns. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited and had access to information necessary to make an investment decision. The shares were restricted securities as described in Rule 144 pursuant to the Securities Act of 1933.

Note 4. Sale of WeedMaps

On December 11, 2012, we entered into an Agreement and Plan of Reorganization (the “Reorganization Agreement”) by and among us and our wholly owned subsidiary, WeedMaps Media, Inc., a Nevada corporation (“WeedMaps”), on the one hand, and RJM BV, a Dutch corporation (“RJM”), on the other hand. Pursuant to the Reorganization Agreement, upon the closing of the transaction, we sold WeedMaps to RJM in exchange for (a) Three Million Dollars ($3,000,000), represented by a secured promissory note, (b) the assumption by RJM of various of our obligations to Douglas Francis, Justin Hartfield, and Keith Hoerling, and the assumption of our office lease in Newport Beach, California, and (c) Seven Hundred Fifty Thousand Dollars ($750,000) in cash (of which we withheld Five Hundred Thousand Dollars ($500,000) from WeedMaps at the closing and Two Hundred Fifty Thousand Dollars ($250,000) of which will be paid to us on January 15, 2013). The closing of the sale took place on December 31, 2012.

As partial consideration under the Reorganization Agreement, RJM delivered a Secured Promissory Note in the original principal amount of Three Million Dollars ($3,000,000) (the “Note”). The Note is secured by certain assets according to the terms of a Pledge and Security Agreement (the “Security Agreement”), which assets include all of the assets of WeedMaps, including but not limited to the URL known as www.weedmaps.com. Pursuant to the Note RJM will make the following payments: (1) Two Hundred Fifty Thousand Dollars ($250,000) on January 15, 2013; One Hundred Thousand Dollars ($100,000) each month beginning February 25, 2013 and continuing on the twenty fifth (25th) of each month thereafter for a total of twenty eight (28) months; and Sixteen Thousand Five Hundred Dollars ($16,500) on July 25, 2015. Interest shall accrue on the outstanding principal amount on an annual basis at a rate of One and One Hundredth Percent (1.01%).

As further consideration under the Reorganization Agreement, RJM delivered documents sufficient (i) to transfer all of the obligations that we owed to Justin Hartfield arising out of the Global Securities Purchase, Consulting, and Resignation Agreement by and between us, WeedMaps, and Hartfield dated as of July 31, 2012, to RJM and to release us from all said obligations thereunder (the “Hartfield Assignment and Assumption Agreement”); (ii) to transfer all of the obligations that we owed to Douglas Francis arising out of the Global Securities Purchase and Resignation Agreement by and between us, WeedMaps, and Francis dated as of July 31, 2012, to RJM and to release us from all said obligations thereunder (the “Francis Assignment and Assumption Agreement”); (iii) to transfer all of the obligations that we owed to Keith Hoerling arising out of the Global Securities Purchase Agreement by and between the Company, WeedMaps, and Hoerling dated August 14, 2012, to RJM and to release us from all said obligations thereunder (the “Hoerling Assignment and Assumption Agreement”); (iv) for RJM to assume all of our obligations under that certain Office Lease Agreement by and between us and Redstone Plaza, LLC dated January 17, 2011 (the “Lease Assumption Agreement”); and (v) for RJM to assume all of our obligations under certain additional material agreements set forth on Schedule 2.1.16 of the Reorganization Agreement (the “Agreement Assumption”).

SEARCHCORE, INC.
(Formally General Cannabis, Inc.)
Notes to the Condensed Consolidated Financial Statements
December 31, 2012
Audited

As further consideration under the Reorganization Agreement, we, along with our President and Chief Executive Office James Pakulis, and Brad Nelms, entered into a Non-Competition Agreement (the “Seller Non-Competition Agreement”) whereby the bound parties agreed that they (i) will not disclose certain confidential information regarding the Business of WeedMaps; (ii) will not compete with the Business of WeedMaps; (iii) will not solicit, advise, provide or sell, directly or indirectly, any services or products of the same or similar nature to services or products of the Business of WeedMaps, to any client or prospective client of WeedMaps; (iv) will not solicit, request or otherwise attempt to induce or influence, directly or indirectly, any present client, distributor or supplier, or prospective client, distributor or supplier, of WeedMaps, to cancel, limit or postpone their business with WeedMaps, or otherwise take action which might be to the disadvantage of WeedMaps; and (v) will not hire or solicit for employment, directly or indirectly, or induce or actively attempt to influence, any employee, officer, director, agent, contractor or other business associate of WeedMaps (excluding employees prior to December 31, 2012), to terminate his or her employment or discontinue such person’s consultant, contractor or other business association with WeedMaps. The business of WeedMaps is defined in the Seller Non-Competition Agreement as Internet search and website operation for the medicinal cannabis industry.

Similar to the Seller Non-Competition Agreement, RJM, Douglas Francis, Justin Hartfield, and Keith Hoerling entered into a Non-Competition Agreement (the “Buyer Non-Competition Agreement”) whereby they agreed not to compete with our business, described in the Buyer Non-Competition Agreement as internet search, internet advertising, and website operation for (a) the tattoo industry, (b) the manufactured housing industry, (c) the recreational sports industry, and (d) other industries in which SearchCore and/or its affiliates operates, at the time of the Agreement or thereafter.

As further consideration under the Reorganization Agreement, we entered into an Assignment of Trademarks (“Trademark Assignment”) and an Assignment of Domain Names (“Domain Assignment”) whereby we assigned certain trademarks and domain names to WeedMaps.

Sale of Certain Assets

On December 11, 2012, in connection with the transactions contemplated by the Reorganization Agreement, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) by and among us and our wholly owned subsidiary, General Marketing Solutions, Inc., a California corporation (“GMS”), on the one hand, and RJM, on the other hand, pursuant to which, upon the closing of the transaction, we sold certain assets to RJM for the sum of Ten Dollars ($10.00). The closing of the sale took place on December 31, 2012.

In connection with the Purchase Agreement, GMS entered into an Assignment of Domain Names (the “GMS Domain Assignment”) whereby GMS assigned certain domain names to RJM.

Consideration Transferred

The sale price of WeedMaps was approximately $11.7 million. The sale price was determined based on the value of the Secured Promissory Note in the original principal amount of $3 million, $750,000 in cash, and the assumption by RJM of approximately $8 million in debt obligations we owed to Messrs. Hartfield, Francis and Hoerling.

SEARCHCORE, INC.
(Formally General Cannabis, Inc.)
Notes to the Condensed Consolidated Financial Statements
December 31, 2012
Audited

Summary of Transaction

The following table summarizes the total sale price of $11,696,000:

Promissory note	$3,000,000
Cash payment	750,000
Obligations to Messrs. Hartfield, Francis and Hoerling	7,946,000
Total consideration	$11,696,000

The following table summarizes the net assets sold:

WeedMaps net assets	$2,526,000
General Marketing net assets	1,071,000
Assets related to assumption of lease	303,000
Net Assets	$3,900,000

The following table summarizes the disposition with a total gain on sale of $7,796,000:

Total consideration	$11,696,000
Net assets sold	(3,900,000)
Gain on sale	$7,796,000

Pursuant to ASC 205-20-55: A discontinued operation arises upon the complete or near-complete disposal of a component of an entity. A component comprises (a) operations, and (b) cash flows, that can be clearly distinguished from those of the remainder of the entity and may be (1) a reportable segment, (2) a reporting unit, or (3) an asset group, provided that:

•	The operations and cash flows of the component have been or will be eliminated from the entity's ongoing operations, and
•	The entity will have no significant continuing involvement in the component after disposition.

The evaluation that should be made is (1) whether or not the operations and cash flows of a disposed component have been eliminated from the entity's ongoing operations, and (2) whether the types of continuing involvement in the operations of the disposed component are deemed significant.

SEARCHCORE, INC.
(Formally General Cannabis, Inc.)
Notes to the Condensed Consolidated Financial Statements
December 31, 2012
Audited

The evaluation of whether operations and cash flows have been eliminated depends on whether:

(1) operations will continue and cash flows are expected to be generated; and
(2) the cash flows, based on their nature and significance, are considered direct or indirect.

If continuing direct cash flows are not eliminated, the component's operations should not be presented as a discontinued operation. Generally, direct cash flows are those associated with revenue-producing and cost-generating activities of a disposed component. Revenue-producing cash inflows and cost-generating cash outflows should be considered direct if, after the disposal transaction, they are expected to be recognized by the ongoing entity as a result of: (1) migration from the disposed component; and (2) the continuation of activities between such entity and the disposed component.

If expected continuing cash inflows and outflows are considered direct, an evaluation of their significance should be based on a comparison of the ongoing entity's expected continuing cash flows after the disposal transaction and the cash flows that would have been expected to be generated by the disposed component had the disposal transaction not taken place. If continuing cash flows are deemed direct, the results of operations of the disposal component should not be reported as a discontinued operation.

Pursuant to ASC 360-10-40: A gain or loss not previously recognized that results from the sale of a long-lived asset (disposal group) shall be recognized at the date of sale.

Our core revenue-generating asset is the combination of our finder site technology and telemarketing component which we developed and refined over the past two years. We have retained direct cash flows from this component resulting from the migration of our finder site technology and telemarketing component from the medicinal cannabis finders’ site industry to other industries we currently operate in, such as the tattoo finders’s site and manufactured homes finder’s site industries. Our finder site technology and telemarketing component and operations were not sold and is now being implemented across several different domain names and industries. As such, we expect to continue to generate revenue from this component.

As of the current date, this component is significant to our company, because it is our main method of generating revenues as we apply our finder site technology and telemarketing component to other domain names and industries; in short, it is how we currently generate revenue and how we intend to generate revenue with our other finder sites we currently have in development.

As a result of the foregoing analysis, the cash flows from this component were not eliminated and the component's operations were not presented as a discontinued operation. The Company recognized a gain on the sale of the disposal group at the date of the sale.

Note 5. Business Combinations

Sportify.com

On December 31, 2012, we entered into a Securities Purchase Agreement (the “Agreement”) by and among us, on the one hand, and Sports Asylum, Inc., a Nevada corporation (“SPORTIFY”), and its shareholders, Sabas Carrillo, an individual (“Carrillo”) and James Pakulis, an individual (“Pakulis” and, together with Carrillo, the “Shareholders”), on the other hand. Pursuant to the Agreement, upon the closing of the transaction, we purchased 100% of the issued and outstanding equity interests of SPORTIFY (the “Shares”) in exchange for (a) the cancellation of a previous Secured Promissory Note, entered into on or about August 22, 2012 and with an outstanding principal balance of Two Hundred Eighty Five Thousand Dollars ($285,000) and (b) Two Hundred Fifteen Thousand Dollars ($215,000) represented by Promissory Notes to the Shareholders in the original principal amount of One Hundred Sixty One Thousand Two Hundred Fifty Dollars ($161,250) to Pakulis and Fifty Three Thousand Seven Hundred Fifty ($53,750) to Carrillo. The closing of the sale took place on December 31, 2012.

Sports Asylum, Inc. owns and operates the intellectual property associated with www.sportify.com, our introduction into the recreational sports industry.

SEARCHCORE, INC.
(Formally General Cannabis, Inc.)
Notes to the Condensed Consolidated Financial Statements
December 31, 2012
Audited

The significance test pursuant to Rule 8-04(b) of Regulation S-X was used to determine that the acquisition of SPORTIFY was not significant to our financial statements for the fiscal year ended December 31, 2011 and as such, the financial statements of SPORTIFY were not required pursuant to Rule 3-05(b)(2)(i) and Rule 8-04(c)(1).

The following table summarizes the acquisition with a total purchase price of $501,163:

Sportify web software	$429,503
Trademark	1,000
Goodwill	59,060
Domain name	10,041
Cash	1,559
Total purchase price	$501,163

The Sportify web software will be amortized over a period of 3 years.

MMJMenu, LLC

On January 5, 2012, WeedMaps Media, Inc. acquired substantially all the assets of MMJMenu, LLC (“MMJ”) including its website (www.mmjmenu.com). MMJ is a dispensary point-of-service and collective management software system that gives customers inventory tracking, patient management and a point-of-sales system. The MMJMenu is being integrated with WeedMaps, so that our customers can have their inventory updated in real-time on their respective WeedMaps.com listing page. The acquisition of MMJ was accounted for in accordance with the authoritative literature described in ASC 805-10 Business Combinations. Pursuant to ASC 805-10 Business Combinations only the acquisition method may be applied to account for a business combination. As consideration for the purchase we issued an aggregate of Two Hundred Thousand (200,000) shares of our common stock to MMJ or its assigns. The total purchase price was $262,000 which was based on the price of the underlying common stock, $1.31, as quoted on the OTC Markets on January 5, 2012, the date of the acquisition. Effective on January 4, 2012, we entered into an at-will employment agreement with each of Justin Weidmann and Alex Weidmann, each of which are members of MMJMenu, LLC. The compensation due to each is $10,000 per month.

The Significance test pursuant to Rule 8-04(b) of Regulation S-X was used to determine that the acquisition of MMJMenu, LLC was not significant to our financial statements for the fiscal year ended December 31, 2011 and as such, the financial statements of MMJ were not required pursuant to Rule 3-05(b)(2)(i) and Rule 8-04(c)(1).

SEARCHCORE, INC.
(Formally General Cannabis, Inc.)
Notes to the Condensed Consolidated Financial Statements
December 31, 2012
Audited

The following table summarizes the acquisition with a total purchase price of $262,000:

Domains	$1,950
Software	340,560
Total assets acquired	$342,510
Earn-out provision	(80,510)
Total purchase price	$262,000

The Software was to be amortized over a period of five years. On December 31, 2012, the MMJMenu assets were sold with WeedMaps Media, Inc. Please see Note 4. Sale Of WeedMaps for more information on the sale of the MMJMenu assets.

Earn out provisions, MMJ

Pursuant to the earn out provisions of the MMJMenu Purchase Agreement, in year one following the acquisition of MMJ each of the Sellers will be eligible to earn and be issued 50,000 shares of the Company’s common stock, if the gross revenues of SearchCore for the fiscal year ended December 31, 2012 are at least 50% higher than they were for the fiscal year ended December 31, 2011. Further, in year two following the acquisition of MMJ each of the Sellers will be eligible to earn and be issued 50,000 shares of the Company’s common stock, if the gross revenues of SearchCore for the fiscal year ended December 31, 2013 are at least 50% higher than they were for the fiscal year ended December 31, 2012.

The Company accounts for Contingent Consideration according to FASB ASC 805 Business Combinations. Contingent consideration typically represents the acquirer's obligation to transfer additional assets or equity interests to the former owners of the acquiree if specified future events occur or conditions are met. FASB ASC 805 requires that contingent consideration be recognized at acquisition-date fair value as part of the consideration transferred in the transaction. FASB ASC 805 uses the fair value definition in Fair Value Measurements, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. As defined in FASB ASC 805, contingent consideration is (i) an obligation of the acquirer to transfer additional assets or equity interests to the former owners of an acquiree as part of the exchange for control of the acquiree if specified future events occur or conditions are met or (ii) the right of the acquirer to the return of previously transferred consideration if specified conditions are met.

Accordingly, the Company valued the Earn-out Provisions based on an analysis using a cash flow model (a "decision tree") to determine the Expected Earn-Out Payment, which model determined that the aggregate Expected Earn-out Payment was $104,800 and the present value of the contingent consideration liability was $80,510. The Company thus recognized at the acquisition date an $80,510 Earn-out Provisions Liability amount associated with the Earn-out Provisions as part of the consideration transferred in the MMJMenu Purchase Agreement.

The probabilities for the two different scenarios in determining the likelihood of payouts related to the earn-out provisions, as well as the discount rate used in our calculations were based on internal Company projections which were vetted by senior management. Below is a summary presentation of the earn-outs on January 5, 2012, the date of the acquisition:

SEARCHCORE, INC.
(Formally General Cannabis, Inc.)
Notes to the Condensed Consolidated Financial Statements
December 31, 2012
Audited

Year one of the cash flow model:

Scenarios	# of Shares Earn-Out	Probability	Probability-Weighted Shares

Upside	50,000	85%	42,500
Gross Revenue 50% higher than previous year

Base	0	15%	0
Gross Revenue not 50% higher than previous year

Expected Earn-Out Shares	42,500

$/Share	$1.31

rate	20%
nper	1.00
pmt	$-
fv	$55,675

PV factor at 20% for 12 months	0.83333

Fair Value of Liability	$46,396

Year two of the cash flow model:

Scenarios	# of Shares Earn-Out	Probability	Probability-Weighted Shares

Upside	50,000	75%	37,500
Gross Revenue 50% higher than previous year

Base	0	25%	0
Gross Revenue not 50% higher than previous year

Expected Earn-Out Shares	37,500

$/Share	$1.31

rate	20%
nper	2.00
pmt	$-
fv	$49,125

PV factor at 20% for 24 months	0.69444

Fair Value of Liability	$34,115

SEARCHCORE, INC.
(Formally General Cannabis, Inc.)
Notes to the Condensed Consolidated Financial Statements
December 31, 2012
Audited

See Note 16. Cancellation of the Earn-Out Provisions for a summary presentation of the change in earn-out liabilities.

See Note 4. Sale of WeedMaps for a discussion on the sale of the MMJMenu assets.

Note 6.  Other Current Assets

At December 31, 2012, the Company had recorded $1,350,000 note receivable which represented the current portion of a $3,000,000 note receivable pursuant to the sale of WeedMaps.  See Note 4. Sale of WeedMaps.

At December 31, 2012, the Company had recorded $124,000 in other prepaid expenses such as legal, accounting and marketing services with third party firms, which terms are from one to two years and are amortized on a straight-line basis over the term of the respective agreement, $4,000 in payroll and commission advances to employees and consultants, $30,000 in prepaid insurance, and $35,000 in prepaid rent.

Note 7.  Property And Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from three to seven years. Property and equipment at December 31, 2012 and December 31, 2011 consist of the following:

	December 31,	December 31,
Property and Equipment	2012	2011
Furniture and Computer Equipment	$11,310	$501,336
Less: Accumulated Depreciation	(6,192)	(71,295)
Property and Equipment, net	$5,118	$430,041

For the twelve months ended December 31, 2012 and 2011, depreciation expense, including depreciation for assets sold with WeedMaps, totaled approximately $121,000 and $71,000, respectively.

Note 8.  Intangible Assets

Intangible assets consist of a suite of domain names, web software and goodwill associated with our recent acquisitions.

The domain names have been determined to have an indefinite useful life based primarily on the renewability of the domain name. Intangible assets with an indefinite life are not subject to amortization, but will be subject to periodic evaluation for impairment.

Rodeo.com and Karate.com  - On August 7, 2012, we entered into a Domain Name Purchase Agreement and a Non-Recourse Secured Promissory Note (the "Note") with Domain Holdings, Inc., an Alberta corporation, pursuant to which we purchased the domain names www.rodeo.com and www.karate.com (the "Purchased Domains"), for total consideration of $500,000, all represented by the Note.  Pursuant to the terms of the Note, we made payments of $50,000 on each of August 15, 2012 and November 1, 2012, with the balance to be paid in 18 equal monthly installments of $22,222 beginning June 1, 2013, and continuing on the 1st of each month thereafter.  Title to the Purchased Domains shall remains in escrow, with full beneficial rights of use granted to us immediately, until the Note is paid in full.  The domain names www.rodeo.com and www.karate.com are considered premium domain names for a variety of reasons, including, but not limited to, their level of monthly page views, unique visitors, search engine optimization results, industry strength, sales value history, market potential, linguistical viability, brand recognition and recall value.  The domain names rodeo.com and karate.com have an indefinite life subject to annual renewal fees of approximately $10 per year. We fully intend and believe that we will have the financial wherewithal to renew the domain names indefinitely. The domain names have worldwide recognition and presumably will be able to generate advertising revenue regardless of the stability and/or stage of their respective industries in the United States.  We believe the domain names will maintain their value principally because of there broad worldwide appeal.  As a result, at this point in time, we believe that the domain names have an indefinite useful life. Consequently, we currently are not aware of any legal, regulatory, or contractual provisions that would limit our use of the domain name or our ability to renew it as needed.

SEARCHCORE, INC.
(Formally General Cannabis, Inc.)
Notes to the Condensed Consolidated Financial Statements
December 31, 2012
Audited

Manufacturedhome.com, Manufacturedhouse.com, ManufacturedHomes.net and Manufacturehomes.com - During August 2012, we purchased the domain names www.manufacturedhome.com and www.manufacturedhouse.com for total consideration of $50,000 which was paid at closing, and we purchased the domain name www.manufacturedhomes.com for total consideration of $130,000 which was paid at closing. On October 25, 2012, we purchased the domain name known as www.manufacturedhomes.net, for total consideration of Fourteen Thousand Dollars ($14,000), paid at closing.  The domain names are considered premium domain names for a variety of reasons, including, but not limited to, their level of monthly page views, unique visitors, search engine optimization results, industry strength, sales value history, market potential, linguistical viability, brand recognition and recall value.  The domain names have an indefinite life subject to annual renewal fees of approximately $10 per year. We fully intend and believe that we will have the financial wherewithal to renew the domain names indefinitely. The domain names have worldwide recognition and presumably will be able to generate advertising revenue regardless of the stability and/or stage of their respective industries in the United States.  We believe the domain names will maintain their value principally because of there broad worldwide appeal.  As a result, at this point in time, we believe that the domain names have an indefinite useful life. Consequently, we currently are not aware of any legal, regulatory, or contractual provisions that would limit our use of the domain name or our ability to renew it as needed.

On August 24, 2012, we entered into a Domain Name Purchase Agreement with High Level Technologies, Inc., pursuant to which we purchased 57 domain names which among others include sports related domain names like allsportsrules.com, mapmysport.com, sportsasylum.com, and domain names related to the manufactured home industry like manufacturedhomelots.com, manufacturedlots.com and prefabhomelots.com, for total consideration of $100,000 which was paid at closing.  The domain names are considered premium domain names for a variety of reasons, including, but not limited to, their level of monthly page views, unique visitors, search engine optimization results, industry strength, sales value history, market potential, linguistical viability, brand recognition and recall value.  The domain names have an indefinite life subject to annual renewal fees of approximately $10 per year. We fully intend and believe that we will have the financial wherewithal to renew the domain names indefinitely. The domain names have worldwide recognition and presumably will be able to generate advertising revenue regardless of the stability and/or stage of their respective industries in the United States.  We believe the domain names will maintain their value principally because of there broad worldwide appeal.  As a result, at this point in time, we believe that the domain names have an indefinite useful life. Consequently, we currently are not aware of any legal, regulatory, or contractual provisions that would limit our use of the domain name or our ability to renew it as needed.

Marijuana.com  - Please see Note 4. Sale of WeedMaps for information on the sale of WeedMaps, which included the domain name marijuana.com.  Pursuant to the Marijuana.com Purchase Agreement, during the Revenue Obligation Period (69 months during which were making payments on the promissory note), the Seller shall be entitled to two text links on marijuana.com, as well as two banner ads (of average size based on the site) that are static (non rotational) (the “Advertising Rights”). The Seller was responsible for providing all necessary graphics and text, which were subject to final approval by us in our sole discretion.  The fair value of the Advertising Rights were determined to be $47,886 over the Revenue Obligation Period based upon an analysis composed of twelve comparable websites and the average ad rates they charge for banner ads and text links which average monthly rates were $249.50 for banner ads and $97.50 for text links.  We recorded a $47,886 Advertising Rights intangible asset associated with the Advertising Rights which was to be amortized over the term of the Revenue Obligation Period (beginning in January 2012—the month we took possession of the domain name).  See Note 4. Sale of WeedMaps for a discussion on the sale of the Marijuana.com assets.

Intangible asset amounts at December 31, 2012 and December 31, 2011 are as follows:

	December 31,	December 31,
Intangible Assets	2012	2011

Domain names	$805,643	$4,364,119
Web software	429,503	501,343
Trademarks	1,000	—
Goodwill	59,060	486,403
Subtotal	$1,295,206	$5,351,865
Accumulated amortization	—	—
Total intangible Assets	$1,295,206	$5,351,865

SEARCHCORE, INC.
(Formally General Cannabis, Inc.)
Notes to the Condensed Consolidated Financial Statements
December 31, 2012
Audited

Intangible assets subject to amortization:	Amount	Useful life	Weighted-average amortization period
Advertising rights	$429,503	3	3.00

Total intangible assets subject to amortization	$429,503		3.00

Intangible assets not subject to amortization	Amount
Domain Names and trademarks	$806,643
Goodwill	59,060
Total intangible assets not subject to amortization	$865,703

Intangible assets acquisitions, and disposals as a result of the sale of WeedMaps during the year ended December 31, 2012 are summarized in the following table:

Asset Description	Balance December 31, 2011	General Marketing	WeedMaps	SearchCore	Sportify	Balance December 31, 2012
Trademarks	$-	$-	$-	$-	$1,000	$1,000
Domain Names	114,119	(18,500)	(84,419)	784,402	10,041	805,643
Domain Name - Marijuana.com	4,250,000	-	(4,250,000)	-	-	-
Web Software	501,343	(501,343)	-	-	429,503	429,503
Goodwill	486,403	(486,403)	-	-	59,060	59,060
Total intangible Assets	$5,351,865	$(1,006,246)	$(4,334,419)	$784,402	$499,604	$1,296,206

Note 9.  Other Assets

At December 31, 2012, the Company had recorded $1,650,000 note receivable which represented the noncurrent portion of a $3,000,000 note receivable pursuant to the sale of WeedMaps.  See Note 4. Sale of WeedMaps.

The balance of other assets at December 31, 2012 includes $8,000 in rent deposits.

Note 10. Discontinued Operations

General Health Solutions, Inc.

We discontinued the operations of General Health Solutions, Inc., which constitutes our entire Medical Clinic Management segment.   We discontinued the operations of General Health Solutions because of increasing costs associated with managing the clinics and the recent increased competition in the medicinal cannabis clinic industry.   A major factor in the success of managing the medicinal cannabis clinics is running successful online Pay Per Click (“PPC”) advertising campaigns.  In PPC campaigns targeting is key, and factors that determine the pricing pertaining to certain key words depend heavily on the number of advertisers bidding on those certain key words.  Taken together, i) our increasing success with our technology in our Marketing and Media Segment and ii) the increasing costs of PPC campaigns coupled with the increasing number of sole-practitioner doctors now offering medicinal cannabis recommendation letters as part of their medical practice offerings which places downward pressure on pricing, led us to decide to discontinue the operations of General Health Solutions, which composes our entire Medical Clinic Management Segment, and focus our efforts instead on our technology in our Marketing and Media Segment.

SEARCHCORE, INC.
(Formally General Cannabis, Inc.)
Notes to the Condensed Consolidated Financial Statements
December 31, 2012
Audited

During February 2012, we committed to a definitive plan to terminate the Management Agreement (“Agreement”) and services associated with the Agreement, which resulted in General Health Solutions, Inc., our Medical Clinic Management segment being reported as discontinued operations. For comparative purposes, all prior periods presented have been restated to reflect the reclassification of this segment to discontinued operations on a consistent basis.

General Health Solutions comprised the entirety of our Medical Clinic Management segment and as such, the entire segment was reported in discontinued operations.  Following the closure of the clinics during the first quarter 2012, we do not expect any continuing cash flows from discontinued operations.

The assets and liabilities of our discontinued operations are as follows:

Current assets – discontinued operations at December 31, 2012 consists of $180,000 note receivable.

Current liabilities – discontinued operations at December 31, 2012 consists of $10,000 in accounts payable and $130,000 in notes payable.

Note 11.  Accounts Payable

Accounts payable at December 31, 2012 included amounts owed to certain vendors related to the ongoing normal course of the Company’s operations.

Note 12. Accrued Liabilities

Accrued liabilities at December 31, 2012 and December 31, 2011 are comprised of the following:

	December 31,	December 31,
Accrued liabilities	2012	2011
Tax payable	$2,144,000	$361,000
Obligations on stock based compensation	27,000	—
Payroll liabilities	21,000	166,000
Obligations on marketing agreements	27,000	42,000
Deferred rent	—	183,000
Interest	—	7,000
Total accrued liabilities	$2,219,000	$759,000

SEARCHCORE, INC.
(Formally General Cannabis, Inc.)
Notes to the Condensed Consolidated Financial Statements
December 31, 2012
Audited

Note 13. Notes Payable

On August 7, 2012, we entered into a Domain Name Purchase Agreement and a Non-Recourse Secured Promissory Note (the "Note") with Domain Holdings, Inc., an Alberta corporation, pursuant to which we purchased the domain names www.rodeo.com and www.karate.com (the "Purchased Domains"), for total consideration of $500,000, all represented by the Note.  Pursuant to the terms of the Note, we made payments of $50,000 on each of August 15, 2012 and November 1, 2012, with the balance to be paid in 18 equal monthly installments of $22,222 beginning June 1, 2013, and continuing on the 1st of each month thereafter.  Title to the Purchased Domains shall remains in escrow, with full beneficial rights of use granted to us immediately, until the Note is paid in full.

On December 31, 2012, we entered into a Securities Purchase Agreement by and among us, on the one hand, and Sports Asylum, Inc., a Nevada corporation, and its shareholders, Sabas Carrillo, an individual, and James Pakulis, an individual and one of our officers and directors, on the other hand.  Pursuant to the agreement, upon the closing of the transaction, we purchased 100% of the issued and outstanding equity interests of Sports Asylum in exchange for (a) the cancellation of a previous Secured Promissory Note issued to Sports Asylum, entered into on or about August 22, 2012 and with an outstanding principal balance of Two Hundred Eighty Five Thousand Dollars ($285,000) and (b) Two Hundred Fifteen Thousand Dollars ($215,000) represented by promissory notes in the original principal amount of One Hundred Sixty One Thousand Two Hundred Fifty Dollars ($161,250) to Pakulis and Fifty Three Thousand Seven Hundred Fifty ($53,750) to Carrillo.  The closing of the purchase took place on December 31, 2012.

On November 18, 2011, pursuant to our acquisition of the domain name marijuana.com, we issued a Non-Recourse Secured Promissory Note with a principal amount of $4,150,000, payable over sixty-nine (69) consecutive months beginning on January 18, 2012.  See Note 4. Sale of WeedMaps for a discussion on the sale of the Marijuana.com assets.

Below is a summary of the note payable related to the marijuana.com domain name acquisition:

Marijuana.com Notes Payable	December 31, 2012	December 31, 2011
Current portion	$-	$708,901
Long term portion	-	3,416,099
	$-	$4,125,000

Below is a summary of our note payable amounts:

Notes payable	December 31, 2012	December 31, 2011
Marijuana.com promissory note	$-	$4,125,000
Rodeo.com/Karate.com promissory note	400,000	-
Sportify promissory note	53,750	-
	$453,750	$4,125,000

SEARCHCORE, INC.
(Formally General Cannabis, Inc.)
Notes to the Condensed Consolidated Financial Statements
December 31, 2012
Audited

Note 14. Notes Payable– Related Party

Cancellation of the Promissory Notes to Hartfield, Hoerling and Francis

During August 2012, we closed (A) a Global Securities Purchase, Consulting, and Resignation Agreement (the "Hartfield Agreement"), Secured Promissory Note (the " Hartfield Note") and Consulting Agreement (the "Consulting Agreement") by and among Justin Hartfield, an individual ("Hartfield") and WeedMaps Media, Inc., a Nevada corporation and our wholly-owned subsidiary ("WeedMaps"), (B) a Global Securities Purchase Agreement (the "Hoerling Agreement") and Secured Promissory Note (the "Hoerling Note") by and among the Company, Keith Hoerling, an individual ("Hoerling") and WeedMaps and (C) a Global Securities Purchase and Resignation Agreement (the "Francis Agreement", collectively with the Hartfield and Hoerling Agreements, the "Global Agreements") and Secured Promissory Note (the "Francis Note", collectively with the Hartfield and Hoerling Notes, the "Notes") by and among the Company, Douglas Francis, an individual ("Francis") and WeedMaps.  As consideration for the Global Agreements, the Notes were issued to Hartfield, Hoerling and Francis (the " Selling Parties"), individually. The Notes are secured by the shares of common stock sold to the Company by the Selling Parties, and each of them, pursuant to the Global Agreements.  Pursuant to the Notes, beginning in September 2012, we began making monthly payments in the amount of $78,099.38 to each of the Selling Parties.  The aggregate amount of the Notes is $4,875,000.  See Note 4. Sale of WeedMaps for a discussion on the sale of WeedMaps and the cancellation of all obligations to Messrs. Hartfield, Hoerling and Francis.

Sportify Note

On December 31, 2012, we entered into a Securities Purchase Agreement by and among us, on the one hand, and Sports Asylum, Inc., a Nevada corporation, and its shareholders, Sabas Carrillo, an individual, and James Pakulis, an individual and one of our officers and directors, on the other hand.  Pursuant to the agreement, upon the closing of the transaction, we purchased 100% of the issued and outstanding equity interests of Sports Asylum in exchange for (a) the cancellation of a previous Secured Promissory Note issued to Sports Asylum, entered into on or about August 22, 2012 and with an outstanding principal balance of Two Hundred Eighty Five Thousand Dollars ($285,000) and (b) Two Hundred Fifteen Thousand Dollars ($215,000) represented by promissory notes in the original principal amount of One Hundred Sixty One Thousand Two Hundred Fifty Dollars ($161,250) to Pakulis and Fifty Three Thousand Seven Hundred Fifty ($53,750) to Carrillo.  The closing of the purchase took place on December 31, 2012.  At December 31, 2012, we recorded $161,250 promissory note owed to Mr. Pakulis, one of our officers, as a note payable – related party.

Note 15. Other Long Term Accrued Liabilities

At December 31, 2012, we had a balance of $683,000 in deferred tax liability.

Note 16.  Cancellation of the Earn-out Provisions

See Note 3. Equity Transactions for a description the Global Agreements by and among Messrs. Hartfield and Hoerling and us, pursuant to which we purchased a total of 51,272,289 shares of our common stock and whereby they have terminated all rights to consideration due from us (including cash and/or stock owed to Hartfield and Hoerling pursuant to agreements whereby we acquired WeedMaps, LLC).  As a result of the Global Agreements, the WeedMaps Earn-Outs were cancelled during August 2012.  The below description includes the cancellation of the WeedMaps Earn-outs.  See also Note 4. Sale of WeedMaps for a discussion on the sale of WeedMaps and the cancellation of all remaining earn-outs on December 31, 2012.

SEARCHCORE, INC.
(Formally General Cannabis, Inc.)
Notes to the Condensed Consolidated Financial Statements
December 31, 2012
Audited

Summary of changes in total earn-outs during the twelve months ended December 31, 2012:

MMJMenu earn-outs August 2012	$(80,510)
Issuance of WeedMaps Earn-out shares August 2012	9,120,000
Gain on change in fair value of WeedMaps earn-out liability August 2012	5,909,946
Gain on change in fair value of MMJMenu earn-out liability at September 30, 2012	44,084
Cancellation of MMJMenu earn-outs December 31, 2012	36,426
Cancellation of WeedMaps earn-outs August 9, 2012	3,537,054
Total change in earn-outs during the twelve months ended December 31, 2012	18,567,000
Earn-outs at December 31, 2011	(18,567,000)
Earn-outs at December 31, 2012	$-

The cumulative non-cash gain on change in fair value of the WeedMaps and MMJMenu earn-out was $5,954,000.

Note 17.  Income Per Common Share

Income per common share is based on the weighted average number of common shares outstanding. The Company complies with Earnings Per Share, which requires dual presentation of basic and diluted earnings per share on the face of the statements of operations. Basic per share earnings or loss excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average common shares outstanding for the period. Diluted per share earnings or loss reflect the potential dilution that could occur if convertible preferred stock or debentures, options and warrants were to be exercised or converted or otherwise result in the issuance of common stock that is then shared in the earnings of the entity.

As of December 31, 2012, there were outstanding 250,000 common stock purchase warrants that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period presented.

Note 18.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.  Significant components of the Company's tax provision and deferred tax assets as of December 31, 2012 and December 31, 2011 are as follows:

The components of tax provision:

	December 31, 2012	December 31, 2011
Current
Federal	$1,184,225	$268,000
State	285,075	31,700
	1,469,300	299,700
Deferred
Federal	895,000	(16,000)
State	186,000	19,000
	1,081,000	3,000

Change in valuation allowance	(68,000)	(20,000)

Total provision	$2,482,300	$282,700

The total tax provision is $2,482,000 of which $2,557,000 corresponds to current operations and $74,000 (tax benefit) corresponds to discontinued operations.

SEARCHCORE, INC.
(Formally General Cannabis, Inc.)
Notes to the Condensed Consolidated Financial Statements
December 31, 2012
Audited

The components of deferred tax asset:

	December 31, 2012	December 31, 2011
Deferred income tax assets:
State taxes	$129,000	$40,000
Net operating losses	434,000	468,000
Accruals and other	8,000	97,000
	571,000	605,000

Deferred income tax liabilities:
Installment gain	(1,195,000)	(148,000)
	(624,000)	457,000

Valuation allowance	(372,000)	(440,000)

Net deferred tax assets/(liabilities)	$(996,000)	$17,000

For the years ended December 31, 2012 and 2011, a reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

Effective Tax Rate	December 31, 2012	December 31, 2011
Federal statutory	34.00%	34.00%
State and local, net of federal	2.65%	-4.87%
Permanent items	-20.60%	-36.49%
Installment gain	-2.62%	0.00%
Return to provision	0.56%	-1.82%
Change in Valuation allowance	-0.14%	-0.59%

Total effective tax rate	13.87%	-9.77%

SEARCHCORE, INC.
(Formally General Cannabis, Inc.)
Notes to the Condensed Consolidated Financial Statements
December 31, 2012
Audited

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible.   Based upon the Company's income for the quarter ended December 31, 2012, the Company has provided a valuation allowance in the amount of $372,000 against our future net operating losses.  The amount of deferred tax assets considered realizable could change if future taxable income is realized.

At December 31, 2012 and December 31, 2011, the Company had U.S. federal tax net operating loss carryforwards (“NOLs”) of approximately $1.3 million and $1.4 million, respectively, which begin to expire in 2021. We do not have any State NOLs. The NOLs are subject to limitations under IRC Section 382 of the Internal Revenue Code (“Section 382”).

As discussed in Note 4. Sale of WeedMaps, at the time of the sale, which closed on December 31, 2012, we generated a tax gain and recognized the related deferred tax liability based on the $750,000 cash payment.  The promissory note related to the sale of WeedMaps structure allowed the Company to defer the resulting tax liability until 2013 and 2014, the dates for which we receive payments on the promissory note.

Earn-out Provisions, WeedMaps Tax Effects - The WeedMaps acquisition was a tax-free reorganization and as such, the tax effect of the earn-outs is recorded as a permanent difference between the carrying amount of the earn-out liability for financial reporting purposes and the amount used for tax purposes.

Note 19. Related Party Transactions

All material intercompany transactions have been eliminated upon consolidation of our entities. During the twelve months ended December 31, 2012, cash transfers, equity and accounts between the Company and its subsidiaries have been eliminated upon consolidation.

Note 20. Commitment And Contingencies

On January 27, 2011, the Company entered into a commercial lease agreement for approximately 20,332 square feet of office space in Newport Beach, California. The lease expires on January 31, 2014 and requires monthly payments of $39,647. See also Note 4. Sale of WeedMaps for a discussion on the sale of WeedMaps and the associated assumption of our lease. At December 31, 2012, we no longer had any obligations under this lease.

Our executive offices are located in Lake Forest, California, at 26497 Rancho Parkway South, Lake Forest, CA 92630. Our office space is approximately 7,000 square feet that is shared with Miracle Housing, Inc., a business controlled by one of our employees, Brad Nelms. Our rent, pursuant to a verbal agreement with Miracle Housing, is $8,000 per month and covers exactly all of the obligations of Miracle Housing under its primary lease. The Company is confident that this commercial space will provide adequate space to meet our needs and provide for future growth.

SEARCHCORE, INC.
(Formally General Cannabis, Inc.)
Notes to the Condensed Consolidated Financial Statements
December 31, 2012
Audited

Set forth below is a summary of our current obligations as of December 31, 2012 comprised exclusively of a rental lease obligation to make future payments due by the period indicated below:

Office share payments	Minimum Payments	Monthly Base Rent
2013	$96,000	$8,000
2014	$96,000	$8,000

Note 21. Warrants

As of December 31, 2012, there were outstanding 250,000 common stock purchase warrants. The following table summarizes information about common stock warrants outstanding at December 31, 2012.

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Exercise Price Average	Number Exercisable	Weighted Average Exercise Price

$4	250,000	1.87	$4	250,000	$4

$4	250,000	1.87	$4	250,000	$4

Note 22. Subsequent Events

The Company evaluated its December 31, 2012 financial statements for subsequent events through March 29, 2013, the date the financial statements were available to be issued.

ToyHaulers.com

On February 27, 2013, we purchased the domain name know as www.toyhaulers.com. The purchase price was $30,000, payable $15,000 at closing and $2,500 per month over 6 consecutive months.

TravelTrailer.com

On February 22, 2013, we purchased the domain name know as www.traveltrailer.com. The purchase price was $50,000, payable $15,000 at closing and $5,000 per month over 7 consecutive months.

Tattoo.com

On January 21, 2013, we entered into a Management Agreement with Tattoo Interactive, LLC pursuant to which we will perform various marketing, promotion, and website management services with respect to the domain name known as www.tattoo.com and the commercial website located at that domain. The agreement has an initial term of twelve (12) months and shall automatically renew for successive one (1) year terms unless terminated in accordance with its terms.  In the event we incur at least $25,000 in expenditures relating to the performance of the services in any single month, Tattoo Interactive shall pay us $10,000 as an expense-sharing allotment.  Pursuant to the agreement, we will receive twenty percent (20%) of all advertising revenue (as defined therein), and after the payment of the advertising revenue, we will receive sixty five percent (65%) of all remaining designated gross revenue (as defined therein). We have a right of first refusal in the event Tattoo Interactive elects to sell the domain name, and in the event certain revenue goals, as set forth in the agreement, are satisfied, we will be granted certain equity interests in Tattoo Interactive.

ModularHomes.com

On January 25, 2013, we purchased the domain names known as www.modularhomes.com for total consideration of One Hundred Forty Thousand Dollars ($140,000), payable in down payment of Fifty Thousand Dollars ($50,000) and the balance over twelve (12) equal monthly payments.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no events required to be disclosed under this Item.

ITEM 9A - CONTROLS AND PROCEDURES

(a)           Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2012, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2012, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 4(b).

Our principal executive officers do not expect that our disclosure controls or internal controls will prevent all error and all fraud.  Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officers have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented if there exists in an individual a desire to do so.  There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)           Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and any disposition of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2012, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

1.           We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act as of the year ending June 30, 2012. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.    We do not have sufficient segregation of duties within accounting functions, which is a basic internal control.  Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible.  However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.  Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.    Effective controls over the control environment were not maintained.  Specifically, a formally adopted written code of business conduct and ethics that governs our employees, officers, and directors was not in place.  Additionally, management has not developed and effectively communicated to our employees its accounting policies and procedures.  This has resulted in inconsistent practices.  Further, our Board of Directors does not currently have any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.  Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

(c)           Remediation of Material Weaknesses

To remediate the material weakness in our documentation, evaluation and testing of internal controls we plan to engage a third-party firm to assist us in remedying this material weakness once resources become available.

We intend to remedy our material weakness with regard to insufficient segregation of duties by hiring additional employees in order to segregate duties in a manner that establishes effective internal controls once resources become available.

(d)           Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the fiscal year ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages, and biographical information of each of our current directors and executive officers, and the positions with us held by each person, and the date such person became a director or executive officer.  Our executive officers are elected annually by the Board of Directors.  The directors serve one-year terms until their successors are elected.  The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors.  Family relationships among any of the directors and officers are described below.

Name	Age	Position

James Pakulis	49	Chairman of the Board of Directors and Chief Executive Officer

Munjit Johal	57	Chief Financial Officer, Secretary, Treasurer, and Director

James Pakulis, age 49, has been one of our directors since August 2010, our Chief Executive Officer since November 2010, and our Chairman of the Board since January 2011. He served as our Chairman of the Board, President and COO from August 2010 to November 2010. Mr. Pakulis was an advisor to Synergistic Resources, LLC from January 2010 until the time of our acquisition of its assets in December 2010. Mr. Pakulis was made a director at the time of his acquisition of control of the company in August 2010.

Mr. Pakulis has three decades of experience working with entrepreneurial companies in a variety of emerging and high-growth sectors including internet, finance, real estate, and health care. He has extensive experience in all aspects of corporate management for both public and private enterprises, including strategy development and execution, operations, mergers and acquisitions, real estate transactions, finance/accounting, legal and human resources. Mr. Pakulis is a skilled leader, negotiator and consensus builder.

Mr. Pakulis has played a key leadership role for us in both defining strategy and guiding operational execution. He was instrumental in building our highly successful medicinal cannabis finders website, which became the largest in the industry before it was sold in late 2012. Leveraging the technology platform, sales team and marketing services expertise from that initial finder site, Mr. Pakulis has successfully transitioned SearchCore into a diversified internet marketing services company through the acquisition and integration of a portfolio of premium domain names in attractive verticals including recreational sports, manufactured homes, rodeo, karate and tattoo.

Prior to joining SearchCore, Mr. Pakulis was an advisor to Synergistic Resources, LLC, an outsourced healthcare clinic management company whose assets we acquired in December 2010. In this role, Mr. Pakulis was responsible for defining Synergistic Resources’ business expansion strategy and plans. He also oversaw the reorganization of its customer service department and upgraded its accounting and legal functions.

From 2003 to 2009, Mr. Pakulis was President of Pacific West Funding Corporation, a real estate financing firm headquartered in Utah, where he oversaw operations, finance, accounting, legal and compliance. He also structured non-residential real estate transactions and sourced financing for real estate development projects.

From 1990 to 1995, Mr. Pakulis played a key role in corporate development and business expansion for CliniCorp, a publicly traded company, providing outsourced clinic management and operations services to healthcare clinics. During his tenure at CliniCorp, he was involved in a number of acquisitions that drove the firm’s successful expansion in California, New Mexico, Colorado and Arizona. Mr. Pakulis was also instrumental in managing CliniCorp’s transition from a fee for service to a managed health care model.

Mr. Pakulis received his BA degree in English from the Ohio State University in 1987.

Munjit Johal, age 57, has been a director and our Chief Financial Officer since October 20, 2006. Additionally, Mr. Johal serves as the Controller of High Tower Capital, Inc., where he has served since January 2007. Prior to that, Mr. Johal was the Chief Financial Officer of Secured Diversified Investment, Ltd from 2002 to January 2009 and Davi Skin, Inc. from March 2007 to May 2010. Since 1990, Mr. Johal has served as a financial officer of various companies including Pacific Heritage Bank as Executive Vice President. From 1981 to 1987 Mr. Johal was a Senior Analytical Manager for Office of Thrift Supervision, Department of the Treasury (formerly Federal Home Loan Bank Board, the 11th District). Mr. Johal oversaw a staff of seventeen people and was responsible for, among other things, monitoring banking activities and enforcement actions for lending institutions and holding companies valued at $500 million or less. Mr. Johal’s skill set at researching, reviewing, analyzing, managing and overseeing entities from a financial prospective has provided SearchCore (formerly General Cannabis, Inc.) with valuable direction and guidance as it relates to our reporting procedures. Mr. Johal’s extensive financial expertise has also played a material role in providing management and the Board of Directors of SearchCore with sound financial counsel as it relates to analyzing potential acquisition targets. In addition, Mr. Johal’s regulatory experience and other prior experience with public companies and banks as a compliance officer, in addition to being a CFO, is beneficial to the company with respect to internal controls, disclosures, and complying with necessary regulatory requirements.

In total, Mr. Johal has over 28 years of broad experience in banking, accounting, finance, and management in the private and public sector.  Mr. Johal earned his MBA from the University of San Francisco in 1980.  He received his BS degree in History from the University of California, Los Angeles, in 1978.

Family Relationships

There are no family relationships among any of our officers, directors, or greater-than-10% shareholders.

Other Directorships; Director Independence

Other than as set forth above, none of our officers and directors is a director of any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCBB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, we do not have any independent directors.

Committees

We do not currently have an audit committee or an audit committee financial expert, nor do we have any other committees of the Board of Directors.

Involvement in Certain Legal Proceedings

None of our officers or directors has, in the past ten years, filed bankruptcy, been convicted in a criminal proceeding or is named in a pending criminal proceeding, been the subject of any order, judgment, or decree of any court permanently or temporarily enjoining him from any securities activities, or any other disclosable event required by Item 401(f) of Regulation S-K.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, none of the current required parties are delinquent in their 16(a) filings.

Board Meetings

During the fiscal year ended December 31, 2012, the Board of Directors met on six occasions.

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 11 - EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, and Chief Financial Officer for the fiscal years ended December 31, 2012, 2011 and 2010.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

James Pakulis (1)	2012	360,000	370,000	9,000	-0-	-0-	-0-	-0-	739,000
CEO	2011	360,000	-0-	-0-	-0-	-0-	-0-	-0-	360,000
	2010	30,000	-0-	-0-	-0-	-0-	-0-	-0-	30,000

Douglas Francis (2)	2012	240,000	-0-	-0-	-0-	-0-	-0-	-0-	240,000
President	2011	360,000	518,000	-0-	-0-	-0-	-0-	150,000	1,028,000
	2010	30,000	-0-	-0-	-0-	-0-	-0-	-0-	30,000

Munjit Johal (3)	2012	48,000	20,000	27,500	-0-	-0-	-0-	-0-	95,500
CFO	2011	48,000	-0-	-0-	-0-	-0-	-0-	-0-	48,000
	2010	4,000	-0-	-0-	-0-	-0-	-0-	-0-	4,000

(1)
Mr. Pakulis' annual salary, beginning in December 2010, is $360,000. In August 2012, Mr. Pakulis was issued 20,000 shares of our common stock as a one-time bonus for his service as a director. During the year ended December 31, 2012, Mr. Pakulis was paid a bonus $370,000.

(2)
Mr. Francis' annual consulting compensation, beginning in December 2010, was $360,000. Effective August 1, 2011, he entered into an employment agreement and his consulting agreement was terminated. During 2011 and prior to Termination of the Consulting Agreement on August 1, 2011, Mr. Francis received a total of $150,000 in payments pursuant to the Consulting Agreement. Mr. Francis is no longer entitled to the $1,800,000 as a result of the Termination of the Consulting Agreement. During the year ended December 31, 2011, we awarded a discretionary bonus to Mr. Francis’s in the amount of $518,000 which was based on his critical role in identifying, negotiating and completing key acquisitions, materially increasing corporate revenue, and overseeing the expansion of our core branding in the marketplace.

(3)
Mr. Johal receives $4,000 per month, beginning in December 2010, for his services as Chief Financial Officer. At December 31, 2010 the $4,000 represents accrued amounts due to Mr. Johal. During 2012, Mr. Johal was issued 70,000 shares of our common stock as a one-time bonus for his service as a director.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

We currently have a written employment agreement with James Pakulis.  All of our executives are at-will employees or consultants whose compensation is set forth in the Summary Compensation Table below.

On August 1, 2011, we entered into an at-will Employment Agreement with James Pakulis, our Chief Executive Officer and Chairman of our Board of Directors. Mr. Pakulis’ employment is effective as of August 1, 2011. Under the terms of the agreement, his compensation is thirty thousand dollars ($30,000) per month. In the event of termination of the agreement for a reason other than for cause, Mr. Pakulis will be entitled to severance equal to eighteen (18) months of compensation.

Director Compensation

During the year ended December 31, 2012, James Pakulis and our then-director, Bonni Goldstein, each received 20,000 shares of our common stock as a one-time bonus for service as a director and Munjit Johal received 70,000 shares of our common stock as a one-time bonus for service as a director. As of December 31, 2012, 20,000 shares of our common stock remained to be issued to each of our directors. For the years ended December 31, 2011 and 2010, none of the members of our Board of Directors received compensation for his or her service as a director. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity. We intend to develop such a policy in the near future.

Outstanding Equity Awards at Fiscal Year-End

We do not currently have a stock option or grant plan.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 28, 2013, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director; (ii) each person who owns beneficially more than 10% of each class of our outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Common Stock	James Pakulis (3)(4)	27,817,290	73.1%

Common Stock	Munjit Johal (3)	70,000	<1%

Common Stock	All Directors and Officers As a Group (2 persons)	27,887,290	73.3%

(1)	Unless indicated otherwise, the address of the shareholder is c/o SearchCore, Inc., 26497 Rancho Parkway South, Lake Forest, CA 92630.

(2)
Unless otherwise indicated, based on 38,027,967 shares of common stock issued and outstanding.  Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(3)	Indicates one of our officers or directors.

(4)
27,782,290 of the shares held by Mr. Pakulis are held of record by R.H. Daignault Law Corporation, In Trust, pursuant to an escrow agreement between them and the parties who assigned certain debts to Pakulis prior to its conversion into the shares.  Mr. Pakulis maintains investment control, including the power of disposition and voting, over the shares.

The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above.  There are no classes of stock other than as set forth above.

There are no current arrangements which will result in a change in control.

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Stock Issuances

On November 15, 2012, we issued an aggregate of One Hundred Fifty Thousand (150,000) shares of our common stock, restricted in accordance with Rule 144, to three individuals or their controlled entities for services rendered.  One of the individuals was Munjit Johal, a member of our Board of Directors, who received 50,000 shares.

On August 20, 2012, we approved the issuance of Twenty Thousand (20,000) shares of our common stock, restricted in accordance with Rule 144, to each then-member of our Board of Directors, namely James Pakulis, Bonnie Goldstein, and Munjit Johal, as a one-time bonus for serving as a Director.

Office Share

Our executive offices are located in Lake Forest, California, at 26497 Rancho Parkway South, Lake Forest, CA 92630.  Our office space is approximately 7,000 square feet that is shared with Miracle Housing, Inc., a business controlled by one of our employees, Brad Nelms.  Our rent, pursuant to a verbal agreement with Miracle Housing, is $8,000 per month and covers exactly all of the obligations of Miracle Housing under its primary lease.

Sports Asylum, Inc.

On December 31, 2012, we entered into a Securities Purchase Agreement by and among us, on the one hand, and Sports Asylum, Inc., a Nevada corporation, and its shareholders, Sabas Carrillo, an individual, and James Pakulis, an individual and one of our officers and directors, on the other hand. Pursuant to the agreement, upon the closing of the transaction, we purchased 100% of the issued and outstanding equity interests of Sports Asylum in exchange for (a) the cancellation of a previous Secured Promissory Note issued to Sports Asylum, entered into on or about August 22, 2012 and with an outstanding principal balance of Two Hundred Eighty Five Thousand Dollars ($285,000) and (b) Two Hundred Fifteen Thousand Dollars ($215,000) represented by promissory notes in the original principal amount of One Hundred Sixty One Thousand Two Hundred Fifty Dollars ($161,250) to Pakulis and Fifty Three Thousand Seven Hundred Fifty ($53,750) to Carrillo. The closing of the purchase took place on December 31, 2012.

Sports Asylum, Inc. owns and operates the intellectual property associated with www.sportify.com, and represents our introduction into the recreational sports industry.

Employment Agreements

We currently have a written employment agreement with James Pakulis.  All of our executives are at-will employees or consultants whose compensation is set forth in the Summary Compensation Table below.

On August 1, 2011, we entered into an at-will Employment Agreement with James Pakulis, our Chief Executive Officer and Chairman of our Board of Directors.  Mr. Pakulis’ employment is effective as of August 1, 2011.  Under the terms of the agreement, his compensation is thirty thousand dollars ($30,000) per month.  In the event of termination of the agreement for a reason other than for cause, Mr. Pakulis will be entitled to severance equal to eighteen (18) months of compensation.

Securities Purchases

On November 23, 2010, we sold an aggregate of 825,000 shares of our common stock, restricted in accordance with Rule 144 and containing an appropriate restrictive legend, to four shareholders at a purchase price of $2.00 per share, for aggregate cash consideration of $1,650,000. One of the four shareholders was James Pakulis, our Chief Executive Officer and a member of our Board of Directors, who purchased 150,000 shares for aggregate cash consideration of $300,000.

On August 18, 2010, a total of $1,609,704 in our convertible debt was assigned by various parties to James Pakulis. On that same date, Mr. Pakulis converted the debt into an aggregate of 53,656,814 shares of our common stock, representing (as of October 29, 2010) 84.5% of our issued and outstanding common stock, which were issued on August 24, 2010. Mr. Pakulis subsequently sold one-half (1/2) of the shares to Douglas Francis, another of our officers and directors. Also on August 18, 2010, James Pakulis purchased 5,000,000 shares of our common stock from a former affiliate shareholder, representing (as of October 29, 2010) 7.8% of our issued and outstanding common stock. The shares held by Mr. Pakulis and Mr. Francis are held of record by R.H. Daignault Law Corporation, In Trust, pursuant to an escrow agreement between them and the parties who assigned the debts to Pakulis prior to its conversion into the shares.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the years ended December 31, 2012 and 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $45,250 and $50,550, respectively.

Audit - Related Fees

The aggregate fees billed in the fiscal years ended December 31, 2012 and 2011 for professional services rendered by the principal accountant for the review of the financial statements for the quarterly periods ended March 31, June 30, and September 30, of each year, and for the issuance of consents, were $21,750 and $17,250, respectively.

Tax Fees

The aggregate fees billed in the fiscal years ended December 31, 2012 and 2011 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning work were $9,765 and $23,600, respectively

All Other Fees

None.

Of the fees described above for the years ended December 31, 2012 and 2011, all were approved by the entire Board of Directors.

PART IV

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)      Financial Statements

The following financial statements are filed as part of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2012 and 2011	F-1
Consolidated Statements of Operations for the Years Ended December 31, 2012 and 2011	F-2
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012 and 2011	F-3
Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2012 and 2011	F-4
Notes to Financial Statements	F-5 to F-34

(a)(2)      Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3)      Exhibits

Refer to (b) below.

(b)           Exhibits

2.1 (1)	Agreement and Plan of Reorganization and Merger dated November 19, 2010

2.2 (1)	First Amendment to Agreement and Plan of Reorganization and Merger dated November 19, 2010.

2.3 (1)	Reorganization and Asset Acquisition Agreement dated December 3, 2010

2.4 (1)	Reorganization and Asset Acquisition Agreement dated January 11, 2011.

2.5 (1)	Reorganization and Asset Purchase Agreement dated December 19, 2011.

2.6 (1)	Agreement and Plan of Reorganization dated December 11, 2012.

2.7 (1)	Securities Purchase Agreement dated December 31, 2012.

3.1 (1)	Amended and Restated Articles of Incorporation of General Cannabis, Inc.

3.2 (1)	Certificate of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of General Cannabis, Inc.

10.1 (1)	Common Stock Purchase Warrant issued to Crystal Research Associates, LLC dated April 13, 2011.

10.2 (1)	Marketing Service Agreement with Crystal Research Associates, LLC dated October 5, 2010.

10.3 (1)	Employment Agreement with James Pakulis dated August 1, 2011

10.4 (2)	Global Securities Purchase, Consulting, and Resignation Agreement with Justin Hartfield dated July 31, 2012.

10.5 (2)	Secured Promissory Note with Justin Hartfield dated August 1, 2012.

10.6 (2)	Consulting Agreement with Justin Hartfield dated August 1, 2012.

10.7 (2)	Security Agreement with Justin Hartfield dated August 1, 2012.

10.8 (2)	Cancellation Agreement with Justin Hartfield dated August 1, 2012.

10.9 (2)	Resignation of Justin Hartfield dated August 1, 2012.

10.10 (2)	Stock Power for Justin Hartfield dated August 1, 2012.

10.11 (2)	Global Securities Purchase and Resignation Agreement with Francis dated July 31, 2012.

10.12 (2)	Secured Promissory Note with Douglas Francis dated August 1, 2012.

10.13 (2)	Security Agreement with Douglas Francis dated August 1, 2012.

10.14 (2)	Cancellation Agreement with Douglas Francis dated August 1, 2012.

10.15 (2)	Resignation of Douglas Francis dated August 1, 2012.

10.16 (2)	Stock Power for Douglas Francis dated August 1, 2012.

10.17 (2)	Domain Name Purchase Agreement dated August 2, 2012.

10.18 (1)	Domain Name Purchase Agreement with Domain Holdings, Inc. dated August 7, 2012.

10.19 (1)	Non-Recourse Secured Promissory Note with Domain Holdings, Inc. dated August 7, 2012.

10.20 (2)	Global Securities Purchase Agreement with Keith Hoerling dated August 9, 2012.

10.21 (2)	Secured Promissory Note with Keith Hoerling dated August 9, 2012.

10.22 (2)	Security Agreement with Keith Hoerling dated August 9, 2012.

10.23 (2)	Cancellation Agreement with Keith Hoerling dated August 9, 2012.

10.24 (2)	Domain Holding and Transfer Agreement dated August 13, 2013.

10.25 (2)	Domain Name Purchase Agreement dated August 16, 2012.

10.26 (1)	Domain Names Purchase Agreement, dated August 24, 2012.

10.27 (1)	First Amendment to Domain Name Purchase Agreement with Domain Holdings, Inc. dated October 25, 2012.

10.28 (1)	First Amendment to Non-Recourse Secured Promissory Note with Domain Holdings, Inc. dated October 25, 2012.

10.29 (1)	Carrillo Promissory Note dated December 31, 2012.

10.30 (1)	Pakulis Promissory Note dated December 31, 2012.

10.31 (1)	Secured Promissory Note dated December 31, 2012.

10.32 (1)	Pledge and Security Agreement dated December 31, 2012.

10.33 (1)	Hartfield Assignment, Assumption and Release Agreement dated December 31, 2012.

10.34 (1)	Francis Assignment, Assumption and Release Agreement dated December 31, 2012.

10.35 (1)	Hoerling Assignment, Assumption and Release Agreement dated December, 31, 2012.

10.36 (1)	Lease Assumption Agreement dated December 31, 2012.

10.37 (1)	Agreement Assumption Agreement dated December 31, 2012.

10.38 (1)	Buyer Non-Competition Agreement dated December 31, 2012.

10.39 (1)	Seller Non-Competition Agreement dated December 31, 2012

10.40 (1)	Assignment of Trademarks dated December 31, 2012.

10.41 (1)	Assignment of Domain Names dated December 31, 2012.

10.42 (1)	Side Letter Agreement dated December 31, 2012.

10.43 (1)	Asset Purchase Agreement dated December 11, 2012.

10.44 (1)	Assignment of Domain Names dated December 31, 2012.

10.45 (1)	Management Agreement dated January 21, 2013

10.46 (1)	Escrow Instructions and Agreement

10.47 (2)	Domain Name Purchase Agreement

10.48 (2)	Domain Name Purchase Agreement

21 (2)	List of Subsidiaries

99.1 (2)	Pro-Forma Financial Information

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
______________
(1)	Incorporated by reference from our Registration Statement on Form 10 dated January 29, 2013 and filed with the Commission on January 30, 2013.

(2)	Incorporated by reference from our First Amended Registration Statement on Form 10/A dated March 27, 2013 and filed with the Commission on March 28, 2013.

**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SearchCore, Inc.

Dated: April 1, 2013		/s/ James Pakulis
	By:	James Pakulis
	Its:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 1, 2013		/s/ James Pakulis
	By:	James Pakulis
	Its:	Chief Executive Officer and Director

Dated: April 1, 2013		/s/ Munjit Johal
	By:	Munjit Johal
	Its:	Chief Financial Officer and Principal Accounting Officer and Director