Form 10-Q
period 2013-03-31
SearchCore, Inc.
filed 2013-05-15
CIK 1281198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission file number: 000-51225

SearchCore, Inc.
(Exact name of registrant as specified in its charter)

Nevada	43-2041643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

26497 Rancho Parkway South Lake Forest, CA	92630
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 266-4663

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No  ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 14, 2013, there were 38,027,967 shares of common stock, par value $0.001, issued and outstanding.

SEARCHCORE, INC.

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1	Financial Statements

SEARCHCORE, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2013	2012
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$298,716	$514,382
Other current assets	1,330,312	1,542,800
Current assets - discontinued operations	179,999	180,099
TOTAL CURRENT ASSETS	$1,809,027	$2,237,281

Property and equipment, net	14,495	5,118
Intangible assets:
Domain names	1,030,903	805,643
Trademarks	1,000	1,000
Web software, net	393,711	429,503
Goodwill	59,060	59,060
Other assets	1,364,578	1,658,072

TOTAL ASSETS	$4,672,774	$5,195,677

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$87,003	$120,852
Accrued liabilities	2,219,193	2,218,746
Notes payable	368,269	453,750
Notes payable - related party	85,639	161,250
Current liabilities - discontinued operations	145,103	139,826

TOTAL CURRENT LIABILITIES	$2,905,207	$3,094,424

LONG TERM LIABILITIES

Other accrued liabilities	682,857	682,857
Notes payable	202,981	—
Notes payable - related party	75,611	—

TOTAL LONG TERM LIABILITIES	961,449	682,857

TOTAL LIABILITIES	$3,866,656	$3,777,281

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value: 20,000,000 shares authorized;
zero shares issued and outstanding at March 31, 2012;
zero shares issued and outstanding at December 31, 2012;	—	—
Common stock, $0.001 par value: 200,000,000 shares authorized;
38,027,967 shares issued and outstanding at March 31, 2013,
80,549,563 shares issued and outstanding at December 31, 2012,	38,028	37,968
Treasury stock;
Zero shares issued and outstanding at March 31, 2013,
42,581,596 shares issued and outstanding at December 31, 2012,	—	—
Paid-in capital	(10,984,478)	(11,011,418)
Retained earnings	11,752,568	12,391,846

TOTAL STOCKHOLDERS' EQUITY	806,118	1,418,396

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,672,774	$5,195,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEARCHCORE, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2013	2012

REVENUE
Sales	$26,891	$3,613,339

Total revenue	26,891	3,613,339

OPERATING EXPENSES
Cost of sales	228	184,955
Selling, general and administrative expenses	664,518	2,679,630

Total operating expenses	664,746	2,864,585

Operating Income (loss)	(637,855)	748,754

Other Income (Expense)
Gain on change in fair value of earn-out liabilities	—	2,964,115
Interest income	6,506	—
Interest expense	(152)	(13,245)

Total other income	6,354	2,950,870

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(631,501)	3,699,624

Provision for Income Taxes	—	217,000
INCOME (LOSS) FROM CONTINUING OPERATIONS	(631,501)	3,482,624

Loss from discontinued operations, net of zero and $39,000 tax benefit for the three months ended March 31, 2013 and 2012, respectively.	(7,777)	(58,859)

NET INCOME (LOSS)	$(639,278)	$3,423,765

Income (loss) per share, Basic and Diluted
Income (loss) from continuing operations	$(0.01)	$0.04
Income (loss) from discontinued operations	0.00	(0.00)
Total income (loss) per share	$(0.01)	$0.04

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	54,529,477	83,331,465

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEARCHCORE, INC.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,	March 31,
	2013	2012

Cash flows from operating activities:
Net (loss) income	$(639,278)	$3,423,765
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,184	98,467
Amortization	35,792	44,418
Gain on change in fair value of earn-out liabilities	—	(2,878,073)
Changes in operating assets and liabilities:
Accounts receivable	—	(11,161)
Inventories	—	9,830
Prepaid expenses and deposits	212,588	(138,131)
Other assets	293,494	51,976
Accounts payable and accrued liabilities	(1,125)	124,127

Net cash (used in) provided by operating activities	(97,345)	725,218

Cash flows used in investing activities:
Purchases of property and equipment	(10,561)	(106,131)
Purchases of intangible assets	(85,260)	(196,943)

Net cash used in investing activities	(95,821)	(303,074)

Cash flows from financing activities:
Payments on note payable	(22,500)	(176,893)
Payments on note payable - related party	—	(325,000)

Net cash used in financing activities	(22,500)	(501,893)

Net decrease in cash and cash equivalents	(215,666)	(79,749)

Cash and cash equivalents at beginning of period	514,382	1,512,590

Cash and cash equivalents at end of period	$298,716	$1,432,841

Non-cash investing and financing activity:

Shares issued pursuant to stock based compensation	$27,000	$—
Shares issued pursuant to MMJMenu acquisition	$—	$262,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEARCHCORE, INC.

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated (Deficit)	Total Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Equity (Deficit)

BALANCES, December 31, 2011	—	—	83,140,256	$83,140	—	$—	$(15,965,044)	$(2,871,925)	$(18,753,829)

Issuance of common stock, MMJmenu			200,000	200			261,800		262,000
Issuance of common stock, WeedMaps earnouts			6,000,000	6,000			9,114,000		9,120,000
Issuance of common stock, ChangeWave			250,000	250			127,250		127,500
Issuance of common stock, stock-based compensation			150,000	150			55,350		55,500
Treasury stock, retirements			(9,190,693)	(9,191)					(9,191)
Treasury stock, purchases					(42,581,596)	(42,581)	(4,604,774)		(4,647,355)

Net income from continuing operations								15,263,771	15,263,771

BALANCES, December 31, 2012	—	—	80,549,563	$80,549	(42,581,596)	$(42,581)	$(11,011,418)	$12,391,846	$1,418,396

Issuance of common stock, stock-based compensation			60,000	60			26,940		27,000
Treasury stock, retirements			(42,581,596)	(42,581)	42,581,596	42,581			-

Net loss from continuing operations								(639,278)	(639,278)

BALANCES, March 31, 2013	—	—	38,027,967	$38,028	—	$—	$(10,984,478)	$11,752,568	$806,118

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEARCHCORE, INC.
Notes to the Condensed Consolidated Financial Statements
March 31, 2013
Unaudited

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

Our principal services are offered through the following wholly owned subsidiaries:

Sports Asylum, Inc.
VerticalCore Management, Inc.
VerticalCore Solutions, Inc.
VerticalCore Merchant, Inc.

Other Subsidiaries

We have four additional wholly-owned subsidiaries which have no operations and are dormant. These are General Marketing Solutions, Inc., General Merchant Solutions, Inc., General Processing Corporation, and LV Luxuries Incorporated (which operated as makeup.com). Currently, we have no imminent or specific plans for any of these entities and they are held as corporations in good standing.

Recent Developments

Traveltrailer.com

On February 22, 2013, we purchased the domain name known as www.traveltrailer.com. The purchase price was $50,000, payable $15,000 at closing and $5,000 per month over seven (7) consecutive months.

Toyhaulers.com

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

Advertising Cost

The Company expenses advertising costs when incurred. Advertising expense for the three months ended March 31, 2013 and 2012 was $28,000 and $51,000, respectively.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from three to seven years. Property and equipment at March 31, 2013 and December 31, 2012 are presented net of accumulated depreciation of $7,400 and $121,000, respectively.

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. No amortization is recorded for goodwill with indefinite useful life. No goodwill impairment was recognized during the three months ended March 31, 2013 and 2012, respectively.

Intangible Assets

In accordance with Goodwill and Other Intangible Assets, intangible assets that are determined not to have an indefinite useful life are subject to amortization. The Company amortizes intangible assets using the straight-line method over their estimated useful lives.

Impairment of Long-Lived and Intangible Assets

In accordance with Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses the recoverability of the long-lived and intangible assets by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets. No impairment of intangible assets was recognized during the three months ended March 31, 2013 and 2012, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Share-Based Payment, which addresses the accounting for equity-based compensation and which requires that the cost of all equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards. During the three months ended March 31, 2013 and 2012, the Company had zero and zero, respectively, in stock-based compensation expense related to issuances of shares of the Company’s common stock to consultants.

Treasury Stock

We account for treasury stock using the cost method and include treasury stock as a component of shareholders’ equity. Other than the share transaction described in Note 3. Equity Transactions, we currently do not have or intend to initiate a share repurchase program.

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

Our Internet properties generate revenues from merchants and advertisers within the industry verticals served. This is the revenue model we employed with our previously owned finder site weedmaps.com and is the same revenue model we employ with our current finder sites. The revenue model follows a subscription-based approach, generating recurring monthly revenue from a variety of different package listings, lead generation and advertising.

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

Note 3. Equity Transactions

At March 31, 2013 the total number of shares of our common stock that were issued and outstanding was 38,027,967.

Treasury Share Retirements

During the quarter ended March 31, 2013, 42,581,596 shares of treasury stock were retired pursuant to terms of which we repurchased shares of our common stock, and which shares were held in escrow and were released pursuant to our sale of our finder site weedmaps.com during the year ended December 31, 2012.

Stock-based Compensation

On August 20, 2012, we approved the issuance of Twenty Thousand (20,000) shares of our common stock, restricted in accordance with Rule 144, to each then-member of our Board of Directors, namely James Pakulis, Bonnie Goldstein, and Munjit Johal, as a one-time bonus for serving as a Director. The shares were issued during the quarter ended March 31, 2013. The issuances were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, the shareholders were accredited, and there was no solicitation in connection with the offering and sale.

Note 4. Asset Acquisitions

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

Title to the forgoing purchased domains remains in escrow, with full beneficial rights of use granted to us immediately, until the various notes are paid in full. The domain names ToyHaulers.com, TravelTrailer.com and ModularHomes.com are considered premium domain names for a variety of reasons, including, but not limited to, their level of monthly page views, unique visitors, search engine optimization results, industry strength, sales value history, market potential, linguistical viability, brand recognition and recall value. The domain names have an indefinite life subject to annual renewal fees of approximately $10 per year. We fully intend and believe that we will have the financial wherewithal to renew the domain names indefinitely. The domain names have worldwide recognition and presumably will be able to generate advertising revenue regardless of the stability and/or stage of their respective industries in the United States. We believe the domain names will maintain their value principally because of there broad worldwide appeal. As a result, at this point in time, we believe that the domain names have an indefinite useful life. Consequently, we currently are not aware of any legal, regulatory, or contractual provisions that would limit our use of the domain name or our ability to renew it as needed.

Note 5. Other Current Assets

At March 31, 2013, the Company had recorded a $1,200,000 note receivable which represented the current portion of a $3,000,000 note receivable pursuant to the sale of our finder site weedmaps.com. On December 11, 2012, we entered into an Agreement and Plan of Reorganization, pursuant to which we sold our finder site weedmaps.com. Pursuant to the terms of the sale and as partial consideration we received a Secured Promissory Note in the original principal amount of Three Million Dollars ($3,000,000). Pursuant to the Note we will receive (1) Two Hundred Fifty Thousand Dollars ($250,000) on January 15, 2013 (which payment date was extended to January 31, 2013), which payment we did receive; One Hundred Thousand Dollars ($100,000) each month beginning February 25, 2013 and continuing on the twenty fifth (25th) of each month thereafter for a total of twenty eight (28) months, which payments for February and March 2013 we did receive; and Sixteen Thousand Five Hundred Dollars ($16,500) on July 25, 2015.

At March 31, 2013, the Company had recorded $130,000 in other prepaid expenses including $102,000 in prepaid insurance, $11,000 in prepaid fees and $17,000 in prepaid rent.

Note 6. Property And Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from three to seven years. Property and equipment at March 31, 2013 and December 31, 2012 consist of the following:

	March 31,	December 31,
Property and Equipment	2013	2012
Furniture and Computer Equipment	$21,872	$11,310
Less: Accumulated Depreciation	(7,377)	(6,192)
Property and Equipment, net	$14,495	$5,118

For the three months and twelve months ended March 31, 2013 depreciation expense was $1,200. For the twelve months ended December 31, 2012, depreciation expense, including depreciation for assets sold with our finder site weedmaps.com, totaled $121,000.

Note 7. Intangible Assets

Intangible assets consist of a suite of domain names, web software and goodwill associated with our recent acquisitions.

The domain names have been determined to have an indefinite useful life based primarily on the renewability of the domain name. Intangible assets with an indefinite life are not subject to amortization, but will be subject to periodic evaluation for impairment.

Intangible asset amounts at March 31, 2013 and December 31, 2012 are as follows:

	March 31,	December 31,
Intangible Assets	2013	2012

Domain names	$1,030,903	$805,643
Web software	429,503	429,503
Trademarks	1,000	1,000
Goodwill	59,060	59,060
Subtotal	$1,520,466	$1,295,206
Accumulated amortization	(35,792)	—
Total intangible Assets	$1,484,674	$1,295,206

Intangible assets subject to amortization:	Amount	Useful life	Weighted-average amortization period
Web software	$429,503	3	3

Total intangible assets subject to amortization	$429,503		3

Intangible assets not subject to amortization	Amount
Domain Names and trademarks	$1,031,903
Goodwill	59,060
Total intangible assets not subject to amortization	$1,090,963

Summary of our premium and non-premium domain names	Amount
Sportify.com	$10,000
Karate.com and Rodeo.com	500,000
ToyHaulers.com	31,000
TravelTrailer.com	51,000
ModularHomes.com	141,000
Manufacturedhome.com and Manufacturedhouse.com	50,000
Manufacturedhomes.com	130,000
Manufacturedhomes.net	14,000
Various other non-premium domain names	104,000

Total premium and non premium domain names	$1,031,000

Note 8. Other Assets

At March 31, 2013, the Company had recorded a $1,357,000 note receivable which represented the noncurrent portion of a $3,000,000 note receivable pursuant to the sale of our finder site weedmaps.com. See Note 5. Other Current Assets for more information on the sale of our finder site weedmaps.com.

The balance of other assets at March 31, 2013 including $8,000 in rent deposits.

Note 9. Discontinued Operations

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

The assets and liabilities of our discontinued operations are as follows:

Current assets – discontinued operations at March 31, 2013 consists of a $180,000 note receivable.

Current liabilities – discontinued operations at March 31, 2013 consists of $10,000 in accounts payable and $115,000 in notes payable plus $20,000 in accrued interest.

Note 10. Accounts Payable

Accounts payable at March 31, 2013 included amounts owed to certain vendors related to the ongoing normal course of the Company’s operations.

Note 11. Accrued Liabilities

Accrued liabilities at March 31, 2013 and December 31, 2012 are comprised of the following:

	March 31,	December 31,
Accrued liabilities	2013	2012
Tax payable	$2,094,000	$2,144,000
Obligations on stock based compensation	—	27,000
Obligations on marketing agreements	27,000	27,000
Payroll liabilities	21,000	21,000
Obligations on insurance	77,000	—

Total accrued liabilities	$2,219,000	$2,219,000

Note 12. Notes Payable

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

Below is a summary of our note payable amounts:

Notes payable - current portion	March 31, 2013	December 31, 2012
Sportify	$29,000	$54,000
Rodeo.com/Karate.com promissory note	222,000	400,000
ToyHaulers.com	13,000	-
TravelTrailer.com	30,000	-
ModularHomes.com	75,000	-

	$369,000	$454,000

Notes payable - noncurrent portion	March 31, 2013	December 31, 2012
Sportify	$25,000	$-
Rodeo.com/Karate.com promissory note	178,000	-

	$203,000	$-

Summary of all notes payable	March 31, 2013	December 31, 2012
Sportify	$54,000	$54,000
Rodeo.com/Karate.com promissory note	400,000	400,000
ToyHaulers.com	13,000	-
TravelTrailer.com	30,000	-
ModularHomes.com	75,000	-

	$572,000	$454,000

Note 13. Notes Payable– Related Party

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

Below is a summary of our note payable – related party amounts:

Notes payable - related party	March 31, 2013	December 31, 2012
Current portion	$86,000	$161,000
Noncurrent portion	76,000	-
	$162,000	$161,000

Note 14. Other Long Term Accrued Liabilities

At March 31, 2013, we had a balance of $683,000 in deferred tax liability.

Note 15. Income Per Common Share

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

As of March 31, 2013, there were outstanding 250,000 common stock purchase warrants that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period presented.

Note 16. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the Company's tax provision and deferred tax assets as of March 31, 2013 and December 31, 2012 are as follows:

The components of tax provision:

	March 31, 2013	December 31, 2012
Current
Federal	$-	$1,184,225
State	-	285,075
	-	1,469,300
Deferred
Federal	(218,000)	895,000
State	(37,000)	186,000
	(255,000)	1,081,000

Change in valuation allowance	255,000	(68,000)

Total provision	$-	$2,482,300

The total tax provision is zero.

The components of deferred tax asset:

	March 31, 2013	December 31, 2012
Deferred income tax assets:
State taxes	$129,000	$129,000
Net operating losses	530,000	434,000
Accruals and other	8,000	8,000
	667,000	571,000

Deferred income tax liabilities:
Installment gain	(1,036,000)	(1,195,000)
	(369,000)	(624,000)

Valuation allowance	(627,000)	(372,000)

Net deferred tax assets/(liabilities)	$(996,000)	$(996,000)

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. The amount of deferred tax assets considered realizable could change if future taxable income is realized. At March 31, 2013 and December 31, 2012, the Company had U.S. federal tax net operating loss carryforwards (“NOLs”) of approximately $1.5 million and $1.3 million, respectively, which begin to expire in 2021. At March 31, 2013 and December 31, 2012, the Company had State NOLs of $240,000 and zero, respectively. The NOLs are subject to limitations under IRC Section 382 of the Internal Revenue Code (“Section 382”).

Note 17. Related Party Transactions

All material intercompany transactions have been eliminated upon consolidation of our entities. During the three months ended March 31, 2013, cash transfers, equity and accounts between the Company and its subsidiaries have been eliminated upon consolidation.

Note 18. Commitment And Contingencies

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

Set forth below is a summary of our current obligations as of March 31, 2013 comprised exclusively of a rental lease obligation to make future payments due by the period indicated below:

Office share payments	Minimum Payments	Monthly Base Rent
2013	$72,000	$8,000
2014	$96,000	$8,000

Note 19. Warrants

As of March 31, 2013, there were outstanding 250,000 common stock purchase warrants. The following table summarizes information about common stock warrants outstanding at March 31, 2013.

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Exercise Price Average	Number Exercisable	Weighted Average Exercise Price

$4	250,000	1.62	$4	250,000	$4

Note 20. Subsequent Events

The Company evaluated its March 31, 2013 financial statements for subsequent events through May 14, 2013, the date the financial statements were available to be issued and had no subsequent events to disclose.

ITEM 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Quarterly Statement reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its unaudited financial statements and related notes elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

Summary Overview

We, together with our wholly owned subsidiaries, are engaged in developing, operating and monetizing vertical finder websites in numerous industries. We currently are either in the development stage or are marketing in the recreational sports, prefabricated home, and tattoo industries. We provide services in three different sectors: media, technology and marketing. All of our operations are conducted through our wholly-owned subsidiaries, each of which is incorporated or qualified to do business in the states in which it does so.

All of our revenue during 2012 was generated by our finder site, www.weedmaps.com, that aided consumers in finding medicinal cannabis dispensaries, which was operated through our then wholly-owned subsidiary, WeedMaps Media, Inc.. The dispensaries paid a listing fee to WeedMaps Media in order to post their dispensary information on the website.

Effective on December 31, 2012, we sold WeedMaps Media, Inc.

Our Telemarketing Sales and Technology Platform

Our technology knowhow and our telemarketing sales are built around a clearly defined set of market criteria, a strong operating foundation, and a subscription-based revenue model.

A reported $37.3 billion was spent on online advertising during 2012 in the United States alone, and the amount is expected to continue to grow. Of the total U.S. market, paid search (like Google Adwords) represents the largest single portion at $17.6 billion. U.S online display ads (banners, video, and pop-ups) continue to command $15 billion1. The current challenge for online marketing and online advertising is to find a mechanism that can deliver a form of value to the consumer in return for engagement with a relevant marketer’s brand across multiple platforms (web, mobile, etc.).

Our technology and telemarketing sales platform addresses this challenge by focusing on delivering value through our niche finder sites. Our sites add a richness and social interactivity to search and display advertising that we believe Google and others don’t match for specific industries or niche industry segments. While Google and others will most likely always be the catalyst for consumers, our finder sites intend to be the next click, with relevant content and resources specific to each niche. We focus on making the actual experience of engagement with our finder sites pleasing, ensuring that our finder sites provide value to the consumer to accomplish a task (say, in finding a tattoo artist) and on delivering a targeted segment to local businesses that they would otherwise not reach in a cost effective and timely manner.

Our technology and telemarketing sales platform has been built upon our proven track record. Differentiating factors of our business include:

-	Clear focus and strategic direction: scale the proven paid content model to specifically identified industry niches;
-
Valuable internet real estate in attractive industry verticals: ensure the portfolio is comprised of highly attractive pieces of internet real estate (i.e. premium domain names and supporting domain names) in underserved but large markets;

-	Highly experienced, in-house sales staff with proven consultative sales capabilities: having sales personnel that can manage, advise and consult with business owners;
-	State-of-the-art, multi-channel technology platform: depth of technical knowledge/ability to adapt and benefit from the ever evolving state of search and digital marketing technologies; and
-	Established culture that fosters client service, innovation and adaptability: individual accountability and innovation.

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

_________________
1 http://www.emarketer.com/newsroom/index.php/google-display-ad-leader/

Costs Of and Funding Our Vertical Finder Site Development

We currently have several finder sites under development. The costs associated with developing our finder sites include, but are not limited to, expenses for our programmers, coders, user interface design and content creation. Our total monthly expense for development averages from $50,000 to $60,000 per month. To date, we have funded our development operations from cash on hand, the monthly $100,000 we receive pursuant to the sale of WeedMaps (which we shall receive for the next 25 months), the monthly $10,000 we receive pursuant to our agreement with Tattoo Interactive (which we shall receive for the next 9 months), and to a lesser extent, the listing and advertising revenue we now generate from Tattoo.com. Below is a summary of our finder site development process. There is time overlap between each phase and the labels of the various phases are for example only.

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

Phase 3: Content Strategy & Content Development – Approximately 30 – 60 days

We determine what content will be viewed, including producing, shooting, editing and posting videos, writing blogs, and drafting content. Typically, we will put up a blog and forum site in order to begin gathering SEO information prior to full site development. The content varies per industry and will include various forms, including written forums, blogging, articles and videos.

Phase 4: Graphic Design & Development – Approximately 45 – 90 days

We fine-tune the user interface experience through graphical mock-ups. We believe the look and feel of the site is as critical as the performance. The user interface of the site and its various forms of content must lend itself to the target audience. By this phase, all strategy, planning and design are completed and the finder site is coded.

Phase 5: Testing and Launch – Approximately 1 week – Ongoing

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

Prior to our entering into the Management Agreement with the owners of the domain name, the site was operational and had nominal revenue. We have begun generating revenue and signing subscription agreements with clients. The fees charged in the subscription agreements are month-to-month and range from $99 to $599. We are compiling a national database of tattoo facilities as well as an ongoing telemarketing campaign to tattoo facilities and artists throughout the U.S., and introducing these potential clients to the website. Conditional on reaching a certain search ranking and certain number of monthly page views, then we believe that sales of the services and products will correlate with the unique monthly visits to the website.

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

ManufacturedHomes.com is currently under development.

ManufacturedHome.com and ManufacturedHouse.com both currently exist as single web pages which indicate that a website is coming soon. At the current time, management is not certain whether these domain names will become their own respective websites that are expected to generate revenue or if they will be websites that exist to drive traffic to ManufacturedHomes.com.

Sportify.com

Sportify.com aims to become a social network designed for recreational sports enthusiasts. Our intent is for the site to enable users to source, schedule, and review, connect and participate in up to 90 different recreational sports in a geographic area anywhere throughout the U.S. The complete functionality of the site is pending, and we believe it will take approximately two years to incorporate and code all of our concepts to Sportify.com.

On December 31, 2012, we entered into a Securities Purchase Agreement pursuant to which we purchased 100% of the issued and outstanding equity interests of Sports Asylum, Inc. which owns and operates the intellectual property associated with www.sportify.com, in exchange for (a) the cancellation of a previous Secured Promissory Note issued to Sports Asylum, entered into on or about August 22, 2012 and with an outstanding principal balance of $285,000 and (b) $215,000 represented by promissory notes. Sportify beta launched during the quarter ended March 31, 2013, including an App in Apple’s App Store, and is expected to fully launch during the quarter ended June 30, 2013. We expect to begin generating nominal revenue during the quarter ended September 30, 2013 and meaningful revenues during the quarter ended March 31, 2014.

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

On January 25, 2013, we purchased the domain name known as www.modularhomes.com for $140,000, payable in a down payment of $50,000 and the balance over twelve equal monthly payments. ModularHomes.com is currently under development.

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

Karate.com is currently under development.

Rodeo.com

Worldwide, the advertising, marketing, and products sold in the rodeo industry exceed $3 billion. To capitalize on this fragmented market, we intend to make Rodeo.com the online hub of information, products, and services for the rodeo industry.

We are currently in the planning and discovery phase for Rodeo.com.

WeedMaps.com

Prior to the sale of our first finder site, www.weedmaps.com, which was operated through our wholly-owned subsidiary, WeedMaps Media, Inc., on December 31, 2012, our technology and telemarketing platform addressed primarily the needs of dispensaries in the medicinal cannabis industry. We were never engaged in the growing, harvesting, cultivation, possession, or distribution of cannabis. Instead, we engaged in developing our finder site technology and associated business model which could then be implement in a myriad of industries.

Quarter Ended March 31, 2013 compared to the Quarter Ended March 31, 2012

Results of Operations

Revenue

Our sales, total revenue, total operating expenses and operating income for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, were as follows:

	Quarters Ended
	March 31, 2013	March 31, 2012

Sales	$27,000	$3,613,000
Total revenue	27,000	3,613,000
Total operating expenses	665,000	2,865,000

Operating income	$(638,000)	$748,000

The significant decrease in sales from $3.61 million for the three months ended March 31, 2012, to $27,000 for the three months ended March 31, 2013, a decrease of 99%, is because we are no longer advertising in and providing listing services to the medicinal cannabis industry vertical as a result of our sale of our finder site weedmaps.com.

The decrease in total revenue for the three months ended March 31, 2013 is a result of a decrease in the fees we charge for our listing packages and a decrease in the number of customers as compared to the three months ended March 31, 2012.

The fee we charge for listing packages, in general, has decreased from the previous year primarily because we no longer advertise to and provide listing services to the medicinal cannabis industry vertical as a result of our sale of our finder site weedmaps.com. For example, during the three months ended March 31, 2012 an average listing package would range from $5,000 to $10,000, as compared to the three months ended March 31, 2013 where the average listing package was $99.

During the three months ended March 31, 2013, we began generating revenue from Tattoo.com and have also begun to experience growth in the number of customers in the Tattoo industry. However, as compared to the previous year, we have significantly fewer customers. During the three months ended March 31, 2012, we experienced significant growth in the number of our customers in the medical cannabis industry, which was attributable to an increase in the number of dispensaries that purchased our listing packages and, to a lesser extent, because we started offering our listing packages in new states such as Washington, Oregon and Michigan, in addition to our then-existing offerings in California and Colorado.

Below is a summary presentation of the average number of clients during each of the quarters ended March 31, 2013 and 2012, as well as those outstanding at the end of each period:

	Quarters Ended
	March 31, 2013	March 31, 2012

Average number of clients	20	1,137
Total clients at the end of the period	53	1,271

To date, the number of paying clients in the tattoo industry has been increasing in total; however, as was the case with our first finder site, weedmaps.com and our customer base in the medicinal cannabis industry, we expect that some of our customers in the tattoo industry as well as industries we will serve in the future will decide to terminate their advertising and listing services. The reasons for termination vary and may include typical business cycles and/or internal business decisions made by our customers as to their marketing and advertising budgets as it relates to the complex nature of their respective industry. To date, terminations by our customers of their advertising and listing services with us have not had a material effect on our business.

Operating Expenses

Operating Expenses – Our operating expenses decreased significantly during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, because we are no longer advertising to and providing listing services to the medicinal cannabis industry vertical as a result of our sale of our finder site weedmaps.com.

The decrease in operating expenses from $2.87 million for the three months ended March 31, 2012, to $665,000 for the three months ended March 31, 2013, a decrease of 77%, was because we are no longer advertising to and providing listing services to the medicinal cannabis industry vertical as a result of our sale of our finder site weedmaps.com, which was offset slightly by our efforts to expand our operations in other industries during the three months ended March 31, 2013. In particular, during the quarter ended March 31, 2013, we decreased the number of technology specialists for our research and development department, including the number of coders, programmers and engineers whose responsibilities included, but were not limited to, developing software and additional finder sites. This was accompanied by decreases in salaries and employee benefits, decreases in professional fees which included fees for legal and accounting work as well as expenses related to our Securities and Exchange Commission filings and for fees paid to consultants related to business development, investor relations, sales contract work, and decreases in general and administrative expenses.

Salaries And Employee Benefits – During the three months ended March 31, 2013 and 2012, salaries and employee benefits were $252,000 and $1.57 million, respectively. The significant decrease in salaries and employee benefits during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012, was primarily because we are no longer advertising to and providing listing services to the medicinal cannabis industry vertical as a result of our sale of our finder site weedmaps.com, which decreased our need for certain operations, employees and staff which resulted in decreases in associated salaries and employee benefits as well as decreases in general and administrative costs.

Professional Fees – During the three months ended March 31, 2013 and 2012, professional fees were $256,000 and $403,000, respectively. This decrease during the three months ended March 31, 2013 as compared to 2012 was a result of less spending related to legal expenses related to us providing services to the medicinal cannabis industry and the unique legal circumstances of that industry. The decrease during the three months ended March 31, 2013 as compared to 2012 was also as a result of less spending on accounting and legal fees related to our SEC filings, which was slightly offset by our efforts to expand our operations serving the tattoo industry as well as other industries in which we expect to operate in during the year ended 2013, as well as our recent acquisitions.

General And Administrative Expenses – During the three months ended March 31, 2013 and 2012, general and administrative expenses were $94,000 and $300,000, respectively. The slight change in these expenses was primarily attributable to decreases in computer and internet expenses, spending on travel and on advertising expense, as well as significant decreases in insurances costs.

Gain On Change In Fair Value Of Earn-Out Liability – As of December 31, 2012, all of our obligations pursuant to earn-out provisions were cancelled, therefore there was no gain/loss on change in fair value of earn-out liability during the quarter ending March 31, 2013. The total non-cash gain on change in fair value of earn-out liability for the three months ended March 31, 2012 was $2.96 million.

Liquidity and Capital Resources

Our cash, current assets, intangible assets, total assets, current liabilities, and total liabilities as of March 31, 2013 and March 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
	(unaudited)	(audited)

Cash	$299,000	$514,000
Total current assets	1,809,000	2,237,000

Intangible assets:
Domain names	1,031,000	806,000
Trademarks	1,000	1,000
Web software	394,000	430,000
Goodwill	59,000	59,000
Total intangible assets	1,485,000	1,296,000

Total assets	4,673,000	5,196,000

Total current liabilities	2,905,000	3,094,000
Total long term liabilities	961,000	683,000
Total liabilities	$3,867,000	$3,777,000

We had a decrease in cash of $215,000, from $514,000 at December 31, 2012 to $299,000 at March 31, 2013. This was because of our sale of our finder site weedmaps.com and thus we generated less revenue and to a lesser extent, by reducing our debt by $23,000 and also as a result of cash used in our recent acquisitions.

Our intangible assets at March 31, 2013 consisted of the domain names of www.Rodeo.com, www.Karate.com, www.ManufacturedHome.com, www.ManufacturedHomes.com, www.ManufacturedHouse.com, and www.Sportify.com and its associated web software, as well as the recently acquired domain names acquisitions www.ModularHomes.com, www.TravelTrailer.com and www.ToyHaulers.com. The balance was goodwill which represented the premium paid for the Sportify acquisition.

Our current liabilities decreased by $189,000, from $3.1 million at December 31, 2012 to $2.9 million at March 31, 2013, primarily as a result of payments on our taxes payable, reclassifying noncurrent debt to current, and a reduction of our obligation in stock based compensation, all of which was offset by increases in accrued insurance costs.

Our total long-term liabilities increased by $278,000, from $683,000 at December 31, 2012 to $961,000 at March 31, 2013, as a result of reclassifying noncurrent debt to current, offset in part by payments on notes payable.

During the three months ended March 31, 2012, we recognized a non-cash gain of $2.96 million on change in fair value of earn-out liability.

Cash Requirements

We had approximately $299,000 in cash and cash equivalents as of March 31, 2013. Our operating loss for the three months ended March 31, 2013 was $638,000. We had a working capital deficit of approximately $1.1 million at March 31, 2013. During the three months ended March 31, 2013, our principal source of liquidity was cash generated from our then-current operations as well as payments we received pursuant to our sale of our finder site weedmaps.com ($250,000 on January 15, 2013 and $100,000 a month for a total of 27 months). Finally, pursuant to the sale of our finder site weedmaps.com we received an additional $750,000 in cash on December 31, 2012 from cash on hand. As a result of the foregoing, at our current burn rate and as a result of the significant decrease in our debt, our cash on hand, together with the $100,000 per month that we will received pursuant to the sale of our finder site weedmaps.com, will last approximately 12 to 15 months.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $97,000 for the three months ended March 31, 2013, as compared to net cash from operating activities of $725,000 for the three months ended March 31, 2012. For the three months ended March 31, 2013, the net cash used by operating activities consisted primarily of a net loss of $639,000 (including discontinued operations) which included a $8,000 loss related to the discontinued operations of General Health Solutions, and a slight decrease in accounts payable and accrued liabilities of $1,100, an increase in prepaid expenses and deposits of $213,000, plus non-cash amortization and depreciation expense of $36,000 and $1,200, respectively. For the three months ended March 31, 2012, the net cash provided by operating activities consisted primarily of net income of $3.42 million (including discontinued operations), an increase in accounts payable and accrued liabilities of $124,000, a decrease in prepaid expenses and deposits of $138,000, and an decrease in accounts receivable of $11,000, plus non-cash amortization and depreciation expense of $44,000 and $98,000, respectively.

Investments

We had net cash used in investing activities of $96,000 for the three months ended March 31, 2013, as compared to $303,000 for the three months ended March 31, 2012. For the three months ended March 31, 2013, the net cash used in investing activities was primarily related to purchases of furniture and computers and other equipment of $11,000, plus purchases of intangible assets of $85,000. For the three months ended March 31, 2012, the net cash from investment activities was primarily a result of purchases of furniture and computers and other equipment of $106,000, plus purchases of intangible assets of $197,000.

Financing

We had net cash used in financing activities of $23,000 for the three months ended March 31, 2013, as compared to net cash used in financing activities of $502,000 for the three months ended March 31, 2012.  For the three months ended March 31, 2013, our net cash used in financing activities consisted solely of payments on notes payable related to our recent domain name acquisitions.  For the three months ended March 31, 2012, our net cash used in financing activities consisted of payment on notes payable – related party related to the WeedMaps acquisition and payments on notes payable related to the marijuana.com acquisition.

Debt Instruments, Guarantees, and Related Covenants

We have no disclosure required by this Item.

Critical Accounting Estimates

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in our fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of our reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. No amortization is recorded for goodwill with indefinite useful life. No goodwill impairment was recognized during the three months ended March 31, 2013 and 2012, respectively.

Intangible Assets

In accordance with Goodwill and Other Intangible Assets, intangible assets that are determined not to have an indefinite useful life are subject to amortization. We amortize intangible assets using the straight-line method over their estimated useful lives.

Impairment of Long-Lived and Intangible Assets

In accordance with Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess the recoverability of the long-lived and intangible assets by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets. No impairment of intangible assets was recognized during the three months ended March 31, 2013. No impairment of long-lived assets was recognized during the three months ended March 31, 2013.

Contingent Consideration – Earn-outs

Contingent consideration, the earn-out provisions, which are classified as a liability, pursuant to ASC 805, are required to be remeasured to fair value at each reporting date and any changes in fair value subsequent to the acquisition date are recognized in earnings which could cause a material impact to, and volatility in, our operating results. The primary inputs in determining the fair value of the earn-outs that are remeasured to fair value are the quoted price of the underlying shares of our common stock and the probabilities for the three different scenarios in determining the likelihood of common share payouts. For the three months ended March 31, 2012, we recorded a non-cash gain on change in fair value of the earn-out liability of $2.95 million.

Net Loss

For the three months ended March 31, 2013 and 2012, we had a net loss of $639,000 and net income of $3.42 million, respectively. The net loss we experienced during the three months ended March 31, 2013 was primarily because we are no longer advertising to and providing listing services to the medicinal cannabis industry vertical as a result of our sale of our finder site weedmaps.com, and also as a result of our efforts to expand our operations serving the tattoo industry as well as other industries in which we expect to operate in during the year ended 2013. The net income we experienced during the quarter ended March 31, 2012 is primarily attributed to the $2.95 million non-cash gain on change in fair value of the earn-our liability.

ITEM 3	Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4	Controls and Procedures

(a)           Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2013, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(d)           Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1	Legal Proceedings

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

ITEM 1A	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no events which are required to be reported under this Item.

ITEM 3	Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4	Mine Safety Disclosures

Not applicable.

ITEM 5	Other Information

There have been no events which are required to be reported under this Item.

ITEM 6	Exhibits

(a)           Exhibits

2.1 (1)	Agreement and Plan of Reorganization dated December 11, 2012.

2.2 (1)	Securities Purchase Agreement dated December 31, 2012.

3.1 (1)	Amended and Restated Articles of Incorporation of General Cannabis, Inc.

3.2 (1)	Certificate of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of General Cannabis, Inc.

10.1 (1)	Management Agreement dated January 21, 2013

10.2 (1)	Escrow Instructions and Agreement re: modularhomes.com

10.3 (2)	Domain Name Purchase Agreement re: traveltrailer.com

10.4 (2)	Domain Name Purchase Agreement re: toyhaulers.com

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Schema Document

101.CAL*	XBRL Calculation Linkbase Document

101.DEF*	XBRL Definition Linkbase Document

101.LAB*	XBRL Lables Linkbase Document

101.PRE*	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form 10 dated January 29, 2013 and filed with the Commission on January 30, 2013.

(2)	Incorporated by reference from our First Amended Registration Statement on Form 10/A dated March 27, 2013 and filed with the Commission on March 28, 2013.

* XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SearchCore, Inc.

Dated: May 15, 2013		/s/ James Pakulis
	By:	James Pakulis
	Its:	President and Chief Executive Officer