Form 10-Q
period 2013-06-30
SearchCore, Inc.
filed 2013-08-02
CIK 1281198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of July 24, 2013, there were 38,972,967 shares of common stock, par value $0.001, issued and outstanding.

SEARCHCORE, INC.

TABLE OF CONTENTS

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

ITEM 1          Financial Statements

SEARCHCORE, INC.
Condensed Consolidated Balance Sheets

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$50,999	$514,382
Other current assets	1,299,734	1,542,800
Current assets - discontinued operations	183,147	180,099
TOTAL CURRENT ASSETS	$1,535,110	$2,237,281

Property and equipment, net	33,811	5,118
Intangible assets:
Domain names	1,030,903	805,643
Trademarks	1,000	1,000
Web software, net	357,919	429,503
Goodwill	59,060	59,060
Other assets	1,073,337	1,658,072

TOTAL ASSETS	$4,091,140	$5,195,677

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$109,654	$120,852
Accrued liabilities	2,188,812	2,218,746
Notes payable	339,324	453,750
Notes payable - related party	85,639	161,250
Current liabilities - discontinued operations	150,438	139,826

TOTAL CURRENT LIABILITIES	$2,873,867	$3,094,424

LONG TERM LIABILITIES

Other accrued liabilities	682,857	682,857
Notes payable	247,426	—
Notes payable - related party	75,611	—

TOTAL LONG TERM LIABILITIES	1,005,894	682,857

TOTAL LIABILITIES	$3,879,761	$3,777,281

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value: 20,000,000 shares authorized;
zero shares issued and outstanding at June 30, 2013;
zero shares issued and outstanding at December 31, 2012;	—	—
Common stock, $0.001 par value: 200,000,000 shares authorized;
38,027,967 shares issued and outstanding at June 30, 2013,
80,549,563 shares issued and outstanding at December 31, 2012,	38,028	37,968
Treasury stock;
Zero shares issued and outstanding at June 30, 2013,
42,581,596 shares issued and outstanding at December 31, 2012,	—	—
Paid-in capital	(10,984,478)	(11,011,418)
Retained earnings	11,157,829	12,391,846

TOTAL STOCKHOLDERS' EQUITY	211,379	1,418,396

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,091,140	$5,195,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEARCHCORE, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
REVENUE
Sales	$102,442	$4,224,329	$129,333	$7,837,669

Total revenue	102,442	4,224,329	129,333	7,837,669

OPERATING EXPENSES
Cost of sales	16,358	233,058	16,587	404,413
Selling, general and administrative expenses	681,974	3,084,873	1,346,594	5,778,095

Total operating expenses	698,332	3,317,931	1,363,181	6,182,508

Operating Income (loss)	(595,890)	906,398	(1,233,848)	1,655,161

Other Income (Expense)
Gain on change in fair value of earn-out liabilities	—	2,589,635	—	5,753,171
Interest income	6,259	—	12,765	—
Interest expense	(612)	(12,524)	(763)	(25,769)
	6,259	2,589,635
Total other income	5,647	2,577,111	12,002	5,727,402

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(590,243)	3,483,509	(1,221,846)	7,382,563

Provision for Income Taxes	—	151,000	—	368,000
INCOME (LOSS) FROM CONTINUING OPERATIONS	(590,243)	3,332,509	(1,221,846)	7,014,563

Loss from discontinued operations, net of zero and $70,000 tax benefit for the six months ended June 30, 2013 and 2012, respectively, and net of zero and $31,000 tax benefit for the three months ended June 30, 2013 and 2012, respectively.	(4,394)	(45,891)	(12,171)	(104,750)

NET INCOME (LOSS)	$(594,637)	$3,286,618	$(1,234,017)	$6,909,813

Income (loss) per share, Basic and Diluted
Income (loss) from continuing operations	$(0.02)	$0.04	$(0.03)	$0.08
Income (loss) from discontinued operations	0.00	(0.00)	0.00	(0.00)
Total income (loss) per share	$(0.02)	$0.04	$(0.03)	$0.08

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	38,027,967	83,340,256	46,233,137	83,335,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEARCHCORE, INC.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net (loss) income	$(1,234,017)	$6,909,813
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	3,553	56,879
Amortization	71,584	92,204
Gain on sale of WeedMaps	—	—
Gain on change in fair value of earn-out liabilities	—	(5,753,171)
Changes in operating assets and liabilities:
Accounts receivable	(1,230)	91,077
Inventories	—	9,830
Prepaid expenses and deposits	240,018	(233,762)
Other assets	584,735	51,976
Accounts payable and accrued liabilities	(3,520)	203,591

Net cash (used in) provided by operating activities	(338,877)	1,428,437

Cash flows used in investing activities:
Purchases of property and equipment	(32,246)	(57,234)
Purchases of intangible assets	(85,260)	(169,871)

Net cash used in investing activities	(117,506)	(227,105)

Cash flows from financing activities:
Payments on note payable	(60,000)	(354,007)
Proceeds from note payable	53,000	—
Payments on note payable - related party	—	(1,025,000)

Net cash used in financing activities	(7,000)	(1,379,007)

Net decrease in cash and cash equivalents	(463,383)	(177,675)

Cash and cash equivalents at beginning of period	514,382	1,512,590

Cash and cash equivalents at end of period	$50,999	$1,334,915

Non-cash investing and financing activity:

Shares issued pursuant to stock based compensation	$27,000	$—
Shares issued pursuant to MMJMenu acquisition	$—	$262,000
Earn-out liability pursuant to MMJMenu acquisition	$—	$80,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEARCHCORE, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated (Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	(Deficit)

BALANCES, December 31, 2011	—	—	83,140,256	$83,140	—	$—	$(15,965,044)	$(2,871,925)	$(18,753,829)

Issuance of common stock, MMJmenu			200,000	200			261,800		262,000
Issuance of common stock, WeedMaps earnouts			6,000,000	6,000			9,114,000		9,120,000
Issuance of common stock, ChangeWave			250,000	250			127,250		127,500
Issuance of common stock, stock-based compensation			150,000	150			55,350		55,500
Treasury stock, retirements			(9,190,693)	(9,191)					(9,191)
Treasury stock, purchases					(42,581,596)	(42,581)	(4,604,774)		(4,647,355)

Net income from continuing operations								15,263,771	15,263,771

BALANCES, December 31, 2012	—	—	80,549,563	$80,549	(42,581,596)	$(42,581)	$(11,011,418)	$12,391,846	$1,418,396

Issuance of common stock, stock-based compensation			60,000	60			26,940		27,000
Treasury stock, retirements			(42,581,596)	(42,581)	42,581,596	42,581			-
									-
Net loss from continuing operations								(1,234,017)	(1,234,017)

BALANCES, June 30, 2013	—	—	38,027,967	$38,028	—	$—	$(10,984,478)	$11,157,829	$211,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEARCHCORE, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
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
VerticalCore Media, Inc.
Vertical Core Technologies, Inc.

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

SEARCHCORE, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
Unaudited

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

On July 12, 2013, we modified our remaining payment obligation by increasing the purchase price by $6,000 and extending the payment term to $2,000 on July 15, 2013 and on the first of each month for five (5) subsequent months, followed by ten monthly payments of $5,460 beginning January 1, 2014.

Note 2. Basis Of Presentation And Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America.

SEARCHCORE, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
Unaudited

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

SEARCHCORE, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
Unaudited

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

Advertising Cost

The Company expenses advertising costs when incurred. Advertising expense for the six months ended June 30, 2013 and 2012 was $76,000 and $140,000, respectively.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from three to seven years. Property and equipment at June 30, 2013 and December 31, 2012 are presented net of accumulated depreciation of $9,700 and $121,000, respectively.

SEARCHCORE, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
Unaudited

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. No amortization is recorded for goodwill with indefinite useful life. No goodwill impairment was recognized during the six months ended June 30, 2013 and 2012, respectively.

Intangible Assets

In accordance with Goodwill and Other Intangible Assets, intangible assets that are determined not to have an indefinite useful life are subject to amortization. The Company amortizes intangible assets using the straight-line method over their estimated useful lives.

Impairment of Long-Lived and Intangible Assets

In accordance with Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses the recoverability of the long-lived and intangible assets by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets. No impairment of intangible assets was recognized during the six months ended June 30, 2013 and 2012, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Share-Based Payment, which addresses the accounting for equity-based compensation and which requires that the cost of all equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards. During the six months ended June 30, 2013 and 2012, the Company had zero and zero, respectively, in stock-based compensation expense related to issuances of shares of the Company’s common stock to consultants.

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

SEARCHCORE, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
Unaudited

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

SEARCHCORE, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
Unaudited

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

SEARCHCORE, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
Unaudited

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

Note 3. Equity Transactions

At June 30, 2013 the total number of shares of our common stock that were issued and outstanding was 38,027,967.

Treasury Share Retirements

During the quarter ended March 31, 2013, 42,581,596 shares of treasury stock were retired pursuant to an agreement whereby we repurchased shares of our common stock, which shares were held in escrow and released pursuant to the sale of our finder site weedmaps.com during the year ended December 31, 2012.

Stock-based Compensation

On August 20, 2012, we approved the issuance of Twenty Thousand (20,000) shares of our common stock, restricted in accordance with Rule 144, to each then-member of our Board of Directors, namely James Pakulis, Bonnie Goldstein, and Munjit Johal, as a one-time bonus for serving as a Director. The shares were issued during the quarter ended March 31, 2013.

Note 4. Other Current Assets

At June 30, 2013, the Company had recorded a $1,200,000 note receivable which represented the current portion of a $3,000,000 note receivable pursuant to the sale of our finder site weedmaps.com. On December 11, 2012, we entered into an Agreement and Plan of Reorganization, pursuant to which we sold our finder site weedmaps.com. Pursuant to the terms of the sale and as partial consideration we received a Secured Promissory Note in the original principal amount of Three Million Dollars ($3,000,000). Pursuant to the Note we will receive (1) Two Hundred Fifty Thousand Dollars ($250,000) on January 15, 2013 (which payment date was extended to January 31, 2013), which payment we did receive; One Hundred Thousand Dollars ($100,000) each month beginning February 25, 2013 and continuing on the twenty fifth (25th) of each month thereafter for a total of twenty eight (28) months, which payments for February and March 2013 we did receive; and Sixteen Thousand Five Hundred Dollars ($16,500) on July 25, 2015.

At June 30, 2013, the Company had recorded $100,000 in other prepaid expenses including $74,000 in prepaid insurance, $8,000 in prepaid fees, $9,000 in employee advances and $9,000 in prepaid rent.

SEARCHCORE, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
Unaudited

Note 5. Property And Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from three to seven years. Property and equipment at June 30, 2013 and December 31, 2012 consist of the following:

Property and Equipment	June 30, 2013	December 31, 2012

Furniture and Computer Equipment	$44,000	$11,000
Less: Accumulated Depreciation	(10,000)	(6,000)
Property and Equipment, net	$34,000	$5,000

For the six months ended June 30, 2013 depreciation expense was $4,000. For the twelve months ended December 31, 2012, depreciation expense, including depreciation for assets sold with our finder site weedmaps.com, totaled $121,000.

Note 6. Intangible Assets

Intangible assets consist of a suite of domain names, web software and goodwill associated with our recent acquisitions.

The domain names have been determined to have an indefinite useful life based primarily on the renewability of the domain name. Intangible assets with an indefinite life are not subject to amortization, but will be subject to periodic evaluation for impairment.

Intangible asset amounts at June 30, 2013 and December 31, 2012 are as follows:

	June 30,	December 31,
Intangible Assets	2013	2012

Domain names	$1,030,903	$805,643
Web software	429,503	429,503
Trademarks	1,000	1,000
Goodwill	59,060	59,060
Subtotal	$1,520,466	$1,295,206
Accumulated amortization	(71,584)	—
Total intangible Assets	$1,448,882	$1,295,206

Intangible assets subject to amortization:	Amount	Useful life	Weighted-average amortization period
Web software	$429,503	2.5	2.50

Total intangible assets subject to amortization	$429,503		2.50

Intangible assets not subject to amortization	Amount
Domain Names and trademarks	$1,031,903
Goodwill	59,060
Total intangible assets not subject to amortization	$1,090,963

Summary of our premium and non premium domain names	Amount
Sportify.com	$10,000
Karate.com and Rodeo.com	500,000
ToyHaulers.com	31,000
TravelTrailer.com	51,000
ModularHomes.com	141,000
Manufacturedhome.com and Manufacturedhouse.com	50,000
Manufacturedhomes.com	130,000
Manufacturedhomes.net	14,000
Various other non-premium domain names	104,000

Total premium and non premium domain names	$1,031,000

Note 7. Other Assets

At June 30, 2013, the Company had recorded a $1,063,000 note receivable which represented the noncurrent portion of a $3,000,000 note receivable pursuant to the sale of our finder site weedmaps.com. See Note 4. Other Current Assets for more information on the sale of our finder site weedmaps.com.

The balance of other assets at June 30, 2013 including $11,000 in rent deposits.

SEARCHCORE, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
Unaudited

Note 8. Discontinued Operations

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

The assets and liabilities of our discontinued operations are as follows:

Current assets – discontinued operations at June 30, 2013 consists of a $183,000 note receivable.

Current liabilities – discontinued operations at June 30, 2013 consists of $10,000 in accounts payable and $115,000 in notes payable plus $25,000 in accrued interest.

Note 9. Accounts Payable

Accounts payable at June 30, 2013 included amounts owed to certain vendors related to the ongoing normal course of the Company’s operations.

Note 10. Accrued Liabilities

Accrued liabilities at June 30, 2013 and December 31, 2012 are comprised of the following:

	June 30,	December 31,
Accrued liabilities	2013	2012
Tax payable	$2,094,000	$2,144,000
Obligations on stock based compensation	—	27,000
Obligations on marketing agreements	27,000	27,000
Payroll liabilities	21,000	21,000
Obligations on insurance	47,000	—

Total accrued liabilities	$2,189,000	$2,219,000

SEARCHCORE, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
Unaudited

Note 11. Notes Payable

On August 7, 2012, we entered into a Domain Name Purchase Agreement and a Non-Recourse Secured Promissory Note (the "Note") with Domain Holdings, Inc., an Alberta corporation, pursuant to which we purchased the domain names www.rodeo.com and www.karate.com (the "Purchased Domains"), for total consideration of $500,000, all represented by the Note. Pursuant to the terms of the Note, we made payments of $50,000 on each of August 15, 2012 and November 1, 2012, with the balance to be paid in 18 equal monthly installments of $22,222 beginning June 1, 2013, and continuing on the 1st of each month thereafter. Title to the Purchased Domains shall remains in escrow, with full beneficial rights of use granted to us immediately, until the Note is paid in full. On June 28, 2013, both parties agreed to postpone all payments for a minimum of five months or until mutually agreed.

On December 31, 2012, we entered into a Securities Purchase Agreement by and among us, on the one hand, and Sports Asylum, Inc., a Nevada corporation, and its shareholders, Sabas Carrillo, an individual, and James Pakulis, an individual and one of our officers and directors, on the other hand. Pursuant to the agreement, upon the closing of the transaction, we purchased 100% of the issued and outstanding equity interests of Sports Asylum in exchange for (a) the cancellation of a previous Secured Promissory Note issued to Sports Asylum, entered into on or about August 22, 2012 and with an outstanding principal balance of Two Hundred Eighty Five Thousand Dollars ($285,000) and (b) Two Hundred Fifteen Thousand Dollars ($215,000) represented by promissory notes in the original principal amount of One Hundred Sixty One Thousand Two Hundred Fifty Dollars ($161,250) to Pakulis and Fifty Three Thousand Seven Hundred Fifty ($53,750) to Carrillo. The closing of the purchase took place on December 31, 2012.  On July 11, 2013, we entered into a First Amendment to Promissory Note with each of Pakulis and Carrillo to extend the date that we will begin making payments thereunder from June 30, 2013 to September 30, 2013, and extending the maturity date of the notes by a corresponding three (3) months.

On February 27, 2013, we purchased the domain name know as www.toyhaulers.com. The purchase price was $30,000, payable $15,000 at closing and $2,500 per month over 6 consecutive months.

On February 22, 2013, we purchased the domain name know as www.traveltrailer.com. The purchase price was $50,000, payable $15,000 at closing and $5,000 per month over 7 consecutive months.

On January 25, 2013, we purchased the domain names known as www.modularhomes.com for total consideration of One Hundred Forty Thousand Dollars ($140,000), payable in down payment of Fifty Thousand Dollars ($50,000) and the balance over twelve (12) equal monthly payments.  On July 12, 2013, we modified our remaining payment obligation by increasing the purchase price by $6,000 and extending the payment term to $2,000 on July 15, 2013 and on the first of each month for five (5) subsequent months, followed by ten monthly payments of $5,460 beginning January 1, 2014.

On June 10, 2013, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher a 8% Convertible Promissory Note in the original principal amount of $53,000 (the “Note”). The Note has a maturity date of March 12, 2014, and is convertible after 180 days into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium as follows: (a) between 31 and 60 days after issuance – 114% of the principal amount; (b) between 61 and 90 days after issuance – 120% of the principal amount; (c) between 91 and 120 days after issuance – 124% of the principal amount; (d) between 121 and 180 days after issuance – 130% of the principal amount. The purchase and sale of the Note closed on June 14, 2013, the date that the purchase price was delivered to us.  The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

Below is a summary of our note payable amounts:

Notes payable - current portion	June 30, 2013	December 31, 2012
Sportify	$29,000	$54,000
Rodeo.com/Karate.com promissory note	178,000	400,000
ToyHaulers.com	5,000	-
TravelTrailer.com	15,000	-
ModularHomes.com	60,000	-
Asher Enterprises	53,000	-
	$340,000	$454,000

Notes payable - noncurrent portion	June 30, 2013	December 31, 2012
Sportify	$25,000	$-
Rodeo.com/Karate.com promissory note	222,000	-

	$247,000	$-

Summary of Notes Payable:	June 30, 2013	December 31, 2012
Sportify	$54,000	$54,000
Rodeo.com/Karate.com promissory note	400,000	400,000
ToyHaulers.com	5,000	-
TravelTrailer.com	15,000	-
ModularHomes.com	60,000	-
Asher Enterprises	53,000	-

	$587,000	$454,000

SEARCHCORE, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
Unaudited

Note 12. Notes Payable– Related Party

Sportify Note

On December 31, 2012, we entered into a Securities Purchase Agreement by and among us, on the one hand, and Sports Asylum, Inc., a Nevada corporation, and its shareholders, Sabas Carrillo, an individual, and James Pakulis, an individual and one of our officers and directors, on the other hand. Pursuant to the agreement, upon the closing of the transaction, we purchased 100% of the issued and outstanding equity interests of Sports Asylum in exchange for (a) the cancellation of a previous Secured Promissory Note issued to Sports Asylum, entered into on or about August 22, 2012 and with an outstanding principal balance of Two Hundred Eighty Five Thousand Dollars ($285,000) and (b) Two Hundred Fifteen Thousand Dollars ($215,000) represented by promissory notes in the original principal amount of One Hundred Sixty One Thousand Two Hundred Fifty Dollars ($161,250) to Pakulis and Fifty Three Thousand Seven Hundred Fifty ($53,750) to Carrillo. The closing of the purchase took place on December 31, 2012. At December 31, 2012, we recorded $161,250 promissory note owed to Mr. Pakulis, one of our officers, as a note payable – related party.  On July 11, 2013, we entered into a First Amendment to Promissory Note with each of Pakulis and Carrillo to extend the date that we will begin making payments thereunder from June 30, 2013 to September 30, 2013, and extending the maturity date of the notes by a corresponding three (3) months.

Below is a summary of our note payable – related party amounts:

Notes payable - related party	June 30, 2013	December 31, 2012
Current portion	$86,000	$161,000
Noncurrent portion	76,000	-
	$162,000	$161,000

Note 13. Other Long Term Accrued Liabilities

At June 30, 2013, we had a balance of $683,000 in deferred tax liability.

Note 14. Income Per Common Share

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

As of June 30, 2013, there were outstanding 250,000 common stock purchase warrants that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period presented.

SEARCHCORE, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
Unaudited

Note 15. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the Company's tax provision and deferred tax assets as of June 30, 2013 and December 31, 2012 are as follows:

The components of tax provision:

	June 30, 2013	December 31, 2012
Current
Federal	$-	$1,184,225
State	-	285,075
	-	1,469,300
Deferred
Federal	(419,000)	895,000
State	(72,000)	186,000
	(491,000)	1,081,000

Change in valuation allowance	491,000	(68,000)

Total provision	$-	$2,482,300

The total tax provision is zero.

The components of deferred tax asset:

	June 30, 2013	December 31, 2012
Deferred income tax assets:
State taxes	$129,000	$129,000
Net operating losses	646,000	434,000
Accruals and other	8,000	8,000
	783,000	571,000

Deferred income tax liabilities:
Installment gain	(916,000)	(1,195,000)
	(133,000)	(624,000)

Valuation allowance	(863,000)	(372,000)

Net deferred tax assets/(liabilities)	$(996,000)	$(996,000)

SEARCHCORE, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
Unaudited

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. The amount of deferred tax assets considered realizable could change if future taxable income is realized. At June 30, 2013 and December 31, 2012, the Company had U.S. federal tax net operating loss carryforwards (“NOLs”) of approximately $1.5 million and $1.3 million, respectively, which begin to expire in 2021. At June 30, 2013 and December 31, 2012, the Company had State NOLs of $240,000 and zero, respectively. The NOLs are subject to limitations under IRC Section 382 of the Internal Revenue Code (“Section 382”).

Note 16. Related Party Transactions

All material intercompany transactions have been eliminated upon consolidation of our entities. During the six months ended June 30, 2013, cash transfers, equity and accounts between the Company and its subsidiaries have been eliminated upon consolidation.

Note 17. Commitments And Contingencies

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

During April 2013, we entered into a new lease at 3265 N Fort Apache Rd, Suite 110, Las Vegas, NV 89129.  The office space is approximately 2,500 square feet.  Pursuant to the terms of the lease, our rent is $2,500 per month for twelve months.

Set forth below is a summary of our current obligations as of June 30, 2013 comprised exclusively of the rental lease obligations to make future payments due by the period indicated below:

Lake Forest Office	Minimum Payments	Monthly Base Rent
2013	$48,000	$8,000
2014	$96,000	$8,000

Las Vegas Office	Minimum Payments	Monthly Base Rent
2013	$20,000	$2,500
2014	$10,000	$2,500

SEARCHCORE, INC.
Notes to the Condensed Consolidated Financial Statements
June 30, 2013
Unaudited

Note 18. Warrants

As of June 30, 2013, there were outstanding 250,000 common stock purchase warrants. The following table summarizes information about common stock warrants outstanding at June 30, 2013.

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Exercis Price Average	Number Exercisable	Weighted Average Exercise Price

$4	250,000	1.37	$4	250,000	$4

Note 19. Subsequent Events

The Company evaluated its June 30, 2013 financial statements for subsequent events through July 31, 2013, the date the financial statements were available to be issued.

On January 25, 2013, we purchased the domain names known as www.modularhomes.com for total consideration of One Hundred Forty Thousand Dollars ($140,000), payable in down payment of Fifty Thousand Dollars ($50,000) and the balance over twelve (12) equal monthly payments.  On July 12, 2013, we modified our remaining payment obligation by increasing the purchase price by $6,000 and extending the payment term to $2,000 on July 15, 2013 and on the first of each month for five (5) subsequent months, followed by ten monthly payments of $5,460 beginning January 1, 2014.

On December 31, 2012, we entered into a Securities Purchase Agreement by and among us, on the one hand, and Sports Asylum, Inc., a Nevada corporation, and its shareholders, Sabas Carrillo, an individual, and James Pakulis, an individual and one of our officers and directors, on the other hand. Pursuant to the agreement, upon the closing of the transaction, we purchased 100% of the issued and outstanding equity interests of Sports Asylum in exchange for (a) the cancellation of a previous Secured Promissory Note issued to Sports Asylum, entered into on or about August 22, 2012 and with an outstanding principal balance of Two Hundred Eighty Five Thousand Dollars ($285,000) and (b) Two Hundred Fifteen Thousand Dollars ($215,000) represented by promissory notes in the original principal amount of One Hundred Sixty One Thousand Two Hundred Fifty Dollars ($161,250) to Pakulis and Fifty Three Thousand Seven Hundred Fifty ($53,750) to Carrillo. The closing of the purchase took place on December 31, 2012.  On July 11, 2013, we entered into a First Amendment to Promissory Note with each of Pakulis and Carrillo to extend the date that we will begin making payments thereunder from June 30, 2013 to September 30, 2013, and extending the maturity date of the notes by a corresponding three (3) months.

On July 15, 2013, we issued an aggregate of 795,000 shares of our common stock, restricted in accordance with Rule 144, to six (6) existing shareholders, who had previously purchased shares from us, as consideration under a Stock Issuance and Release Agreement (the “Release”) entered into with each of them. The Release was the resolution of discussions with the investors regarding our efforts in pursuing effectiveness of an S-1 registration statement.

On July 11, 2013, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher a 8% Convertible Promissory Note in the original principal amount of $53,000 (the “Note”). The Note has a maturity date of April 15, 2014, and is convertible after 180 days into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium as follows: (a) between 31 and 60 days after issuance – 114% of the principal amount; (b) between 61 and 90 days after issuance – 120% of the principal amount; (c) between 91 and 120 days after issuance – 124% of the principal amount; (d) between 121 and 180 days after issuance – 130% of the principal amount. The purchase and sale of the Note closed on July 16, 2013, the date that the purchase price was delivered to us.

*  *  *  *  *  *

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

All of our revenue during 2012 was generated by our finder site, www.weedmaps.com, that aided consumers in finding medicinal cannabis dispensaries, which was operated through our then wholly-owned subsidiary, WeedMaps Media, Inc. The dispensaries paid a listing fee to WeedMaps Media in order to post their dispensary information on the website.

Effective on December 31, 2012, we sold WeedMaps Media, Inc. as a result of concerns over the industry in which it operated. To date, our finder sites that replaced www.weeedmaps.com are generating expenses that exceed our revenue, and while our expenses are down compared to prior periods, we are not operating profitably.

Our Telemarketing Sales and Technology Platform

Our technology knowhow and our telemarketing sales are built around a clearly defined set of market criteria, a strong operating foundation, and a subscription-based revenue model.

A reported $37.3 billion was spent on online advertising during 2012 in the United States alone, and that amount is expected to continue to grow. Of the total U.S. market, paid search (like Google Adwords) represents the largest single portion at $17.6 billion. U.S online display ads (banners, video, and pop-ups) continue to command $15 billion. The current challenge for online marketing and online advertising is to find a mechanism that can deliver a form of value to the consumer in return for engagement with a relevant marketer’s brand across multiple platforms (web, mobile, etc.).

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

Costs Of and Funding Our Vertical Finder Site Development

We currently have several finder sites under development. The costs associated with developing our finder sites include, but are not limited to, expenses for our programmers, coders, user interface design and content creation. Our total monthly expense for development averages from $50,000 to $60,000 per month. To date, we have funded our development operations from cash on hand, the monthly $100,000 we receive pursuant to the sale of WeedMaps (which we shall receive for the next 22 months), the monthly $10,000 we receive pursuant to our agreement with Tattoo Interactive (which we shall receive for the next 6 months), and to a lesser but growing extent, the listing and advertising revenue we now generate from Tattoo.com. Below is a summary of our finder site development process. There is time overlap between each phase and the labels of the various phases are for example only.

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

Phase 3: Content Strategy & Content Development – Approximately 30 – 60 days

We determine what content will be viewed, including producing, shooting, editing and posting videos, writing blogs, and drafting content. Typically, we will put up a blog and forum site in order to begin gathering search engine optimization (SEO) information prior to full site development. The content varies per industry and will include various forms, including written forums, blogging, articles and videos.

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

Prior to entering into the Management Agreement with the owners of the domain name, the site was operational and had nominal revenue. We have begun generating revenue and signing subscription agreements with clients. The fees charged in the subscription agreements are month-to-month and range from $99 to $599. We are compiling a national database of tattoo facilities and are engaged in an ongoing telemarketing campaign to tattoo facilities and artists throughout the U.S., and are introducing these potential clients to the website. Conditional on reaching a certain search ranking and certain number of monthly page views, we believe that sales of the services and products will correlate with the unique monthly visits to the website.

As of June 30, 2013, we had 350 paying clients on the tattoo.com website.

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

Sportify.com

Sportify.com aims to become a social network designed for recreational sports enthusiasts. Our intent is for the site to enable users to source, schedule, review, connect and participate in up to 90 different recreational sports in a geographic area anywhere throughout the U.S. The complete functionality of the site is pending, and we believe it will take approximately two years to incorporate and code all of our concepts into Sportify.com.

On December 31, 2012, we entered into a Securities Purchase Agreement pursuant to which we purchased 100% of the issued and outstanding equity interests of Sports Asylum, Inc. which owns and operates the intellectual property associated with www.sportify.com, in exchange for (a) the cancellation of a previous Secured Promissory Note issued to Sports Asylum, entered into on or about August 22, 2012 and with an outstanding principal balance of $285,000 and (b) $215,000 represented by promissory notes. On July 11, 2013, we entered into a First Amendment to Promissory Note with each of Jim Pakulis (our President and Chief Executive Officer and one of our directors) and Sabas Carrillo to extend the date that we will begin making payments thereunder from June 30, 2013 to September 30, 2013, and extending the maturity date of the notes by a corresponding three (3) months. Sportify beta launched during the quarter ended March 31, 2013, including an App in Apple’s App Store, and is expected to fully launch by the end of 2013. We expect to begin generating nominal revenue during the quarter ended March 31, 2014 and meaningful revenues during the quarter ended September 30, 2014.

ModularHomes.com

Modular homes are similar to manufactured homes in that they are factory built. However, distinct from manufactured homes, modular home components are joined at the building site and are regulated in the same way as site-built homes. Currently, there are approximately 150 modular home manufacturing facilities in the United States. We intend for ModularHomes.com to serve as the de facto online destination for all constituents in this growing and regionally diverse industry. The Modular Home finder site will feature tools for both consumers and retailers ranging from custom price quotes and a local site contractor finder to retailer and builder directories and profiles, including featured listings and advertising opportunities for retailers and builders.

On January 25, 2013, we purchased the domain name known as www.modularhomes.com for $140,000, payable in a down payment of $50,000 and the balance over twelve equal monthly payments. On July 12, 2013, we modified our remaining payment obligation by increasing the purchase price by $6,000 and extending the payment term to $2,000 on July 15, 2013 and on the first of each month for five (5) subsequent months, followed by ten monthly payments of $5,460 beginning January 1, 2014. ModularHomes.com is currently under development.

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

On August 7, 2012, we entered into a Domain Name Purchase Agreement and a Non-Recourse Secured Promissory Note pursuant to which we purchased the domain names known as www.rodeo.com and www.karate.com, for total consideration of $500,000, with the entire purchase price represented by the Note. On October 25, 2012, we amended the Purchase Agreement and the Note. Pursuant to the terms of the amendments, we agreed to make payments of $50,000 on each of August 15, 2012 and November 1, 2012, which we did. The balance of $400,000 is to be paid in eighteen equal monthly installments of $22,222 beginning June 1, 2013, and continuing on the first day of each month thereafter. On June 28, 2013, both parties agreed to postpone all payments for a minimum of five months or until mutually agreed.

Karate.com is currently under development.

Rodeo.com

Worldwide, the advertising, marketing, and products sold in the rodeo industry exceed $3 billion. To capitalize on this fragmented market, we intend to make Rodeo.com the online hub of information, products, and services for the rodeo industry.

We are currently in the planning and discovery phase for Rodeo.com.

WeedMaps.com

Prior to the sale of our first finder site, www.weedmaps.com, which was operated through our wholly-owned subsidiary, WeedMaps Media, Inc., on December 31, 2012, our technology and telemarketing platform addressed primarily the needs of dispensaries in the medicinal cannabis industry. We were never engaged in the growing, harvesting, cultivation, possession, or distribution of cannabis. Instead, we engaged in developing our finder site technology and associated business model which could then be implemented in a myriad of industries.

Three and Six Months Ended June 30, 2013 compared to the Three and Six Months Ended June 30, 2012

Results of Operations

Revenue

Our sales, total revenue, total operating expenses and operating income for the three and six months ended June 30, 2013, compared to the three and six months ended June 30, 2012, were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Sales	$102,000	$4,224,000	$129,000	$7,838,000
Total revenue	102,000	4,224,000	129,000	7,838,000
Total operating expenses	698,000	3,318,000	1,363,000	6,183,000

Operating income	$(596,000)	$906,000	$(1,234,000)	$1,655,000

The significant decrease in sales from $4.22 million for the three months ended June 30, 2012, to $102,000 for the three months ended June 30, 2013, a decrease of 98%, is because we are no longer advertising in and providing listing services to the medicinal cannabis industry vertical as a result of our sale of our finder site weedmaps.com. Similarly, we had a significant decrease in sales from $7.84 million for the six months ended June 30, 2012, to $129,000 during the six months ended June 30, 2013.

The decrease in total revenue for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012, is a result of a decrease in the fees we charge for our listing packages and a decrease in the number of customers. The fee we charge for listing packages, in general, has decreased from the previous year primarily because we no longer advertise to and provide listing services to the medicinal cannabis industry vertical as a result of our sale of our finder site weedmaps.com. For example, during the three months ended June 30, 2012 an average listing package would range from $5,000 to $10,000, as compared to the three months ended June 30, 2013 where the average listing package was $99. We anticipate that, as traffic to and demand for the website increases, the average listing package price will increase, although we cannot be sure it will return to prior levels.

For the three months ended June 30, 2013 as compared to the previous quarter, the three months ended March 31, 2013, we experienced an increase in our revenues of $75,000, from $27,000 for the three months ended March 31, 2013, to $102,000 for the three months ended June 30, 2013, an increase of 278%. The increase in revenue for the three months ended June 30, 2013 as compared to the three months ended March 31, 2013, is related to generating revenue from Tattoo.com and growth in the number of customers in the Tattoo industry. However, as compared to the previous year, we have significantly fewer customers as a result of no longer having customers in the medical cannabis industry. During the three months ended June 30, 2012, we experienced significant growth in the number of our customers in the medical cannabis industry, which was attributable to an increase in the number of dispensaries that purchased our listing packages and, to a lesser extent, because we started offering our listing packages in new states such as Washington, Oregon and Michigan, in addition to our then-existing offerings in California and Colorado.

Below is a summary presentation of the average number of clients during each of the quarters ended June 30, 2013 and 2012, as well as those outstanding at the end of each period:

	Quarters Ended
	June 30, 2013	June 30, 2012

Average number of clients	239	2,205
Total clients at the end of the period	350	2,109

To date, the number of paying clients in the tattoo industry has been increasing in total; however, as was the case with our first finder site, weedmaps.com and our customer base in the medicinal cannabis industry, we expect that some of our customers in the tattoo industry as well as industries we will serve in the future will decide to terminate their advertising and listing services. The reasons for termination vary and may include typical business cycles and/or internal business decisions made by our customers regarding their marketing and advertising budgets as it relates to the complex nature of their respective industry. To date, terminations by our customers of their advertising and listing services with us have not had a material effect on our business.

Operating Expenses

Operating Expenses – Our operating expenses decreased significantly during the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, because we are no longer advertising to and providing listing services to the medicinal cannabis industry vertical as a result of our sale of our finder site weedmaps.com. However, as we increase the number of customers that we have in the tattoo industry we expect that our operating expenses will begin to increase accordingly.

The decrease in operating expenses from $3.32 million for the three months ended June 30, 2012, to $698,000 for the three months ended June 30, 2013, a decrease of 79%, and from $6.18 million for the six months ended June 30, 2012 to $1.36 million for the six months ended June 30, 2013, a decrease of 78%, was because we are no longer advertising to and providing listing services to the medicinal cannabis industry vertical as a result of our sale of our finder site weedmaps.com, which was offset slightly by our efforts to expand our operations in other industries during the three and six months ended June 30, 2013. In particular, during the six months ended June 30, 2013, we decreased the number of technology specialists for our research and development department, including the number of coders, programmers and engineers whose responsibilities included, but were not limited to, developing software and additional finder sites. This was accompanied by decreases in salaries and employee benefits, decreases in professional fees which included fees for legal and accounting work as well as expenses related to our Securities and Exchange Commission filings and for fees paid to consultants related to business development, investor relations, sales contract work, and decreases in general and administrative expenses.

Salaries And Employee Benefits – During the three months ended June 30, 2013 and 2012, salaries and employee benefits were $344,000 and $1.57 million, respectively. During the six months ended June 30, 2013 and 2012, salaries and employee benefits were $596,000 and $2.84 million, respectively. The significant decrease in salaries and employee benefits during the three and six months ended June 30, 2013, as compared to the three and six months ended June 30, 2012, was primarily because we are no longer advertising to and providing listing services to the medicinal cannabis industry vertical as a result of our sale of our finder site weedmaps.com, which decreased our need for certain operations, employees and staff which resulted in decreases in associated salaries and employee benefits as well as decreases in general and administrative costs.

Professional Fees – During the three months ended June 30, 2013 and 2012, professional fees were $145,000 and $778,000, respectively. During the six months ended June 30, 2013 and 2012, professional fees were $400,000 and $1.47 million, respectively. This decrease during the three and six months ended June 30, 2013 as compared to 2012 was a result of less spending for legal expenses related to us providing services to the medicinal cannabis industry and the unique legal circumstances of that industry. The decrease during the three and six months ended June 30, 2013 as compared to 2012 was also as a result of less spending on accounting and legal fees related to our SEC filings, which was slightly offset by our efforts to expand our operations serving the tattoo industry as well as other industries in which we expect to operate in during the year ended 2013, as well as our recent acquisitions.

General And Administrative Expenses – During the three months ended June 30, 2013 and 2012, general and administrative expenses were $116,000 and $350,000, respectively. During the six months ended June 30, 2013 and 2012, general and administrative expenses were $210,000 and $635,000, respectively. The slight change in these expenses was primarily attributable to decreases in computer and internet expenses, spending on travel and on advertising expense, as well as significant decreases in insurances costs related to us no longer providing services to the medicinal cannabis industry and the unique legal circumstances of that industry which had previously increased our insurance costs.

Gain On Change In Fair Value Of Earn-Out Liability – As of December 31, 2012, all of our obligations pursuant to earn-out provisions were cancelled; therefore, there was no gain/loss on change in fair value of earn-out liability during the six months ending June 30, 2013. The total non-cash gain on change in fair value of earn-out liability for the three and six months ended June 30, 2012 was $2.59 million and $5.75 million, respectively.

Liquidity and Capital Resources

Our cash, current assets, intangible assets, total assets, current liabilities, and total liabilities as of June 30, 2013 and June 30, 2012 were as follows:

	June 30, 2013	December 31, 2012
	(unaudited)	(audited)

Cash	$51,000	$514,000
Total current assets	1,535,000	2,237,000

Intangible assets:
Domain names	1,031,000	806,000
Trademarks	1,000	1,000.00
Web software	358,000	430,000
Goodwill	59,000	59,000
Total intangible assets	1,449,000	1,296,000

Total assets	4,091,000	5,196,000

Total current liabilities	2,874,000	3,094,000
Total long term liabilities	1,006,000	683,000
Total liabilities	$3,880,000	$3,777,000

We had a decrease in cash of $463,000, from $514,000 at December 31, 2012 to $51,000 at June 30, 2013. This was because of our sale of our finder site weedmaps.com and thus we generated less revenue, and to a lesser extent, as a result of cash used in our recent acquisitions.

Our intangible assets at June 30, 2013 consisted of the domain names of www.Rodeo.com, www.Karate.com, www.ManufacturedHome.com, www.ManufacturedHomes.com, www.ManufacturedHouse.com, and www.Sportify.com and its associated web software, as well as the recently acquired domain names acquisitions www.ModularHomes.com, www.TravelTrailer.com and www.ToyHaulers.com. The balance was goodwill which represented the premium paid for the Sportify acquisition.

Our current liabilities decreased by $220,000, from $3.1 million at December 31, 2012 to $2.9 million at June 30, 2013, primarily as a result of payments on our taxes payable, payments on notes payable related to our recent domain name acquisitions, reclassifying noncurrent debt to current, and a reduction of our obligation in stock based compensation, all of which was offset by increases in accrued insurance costs.

Our total long-term liabilities increased by $323,000, from $683,000 at December 31, 2012 to $1 million at June 30, 2013, as a result of reclassifying noncurrent debt to current, offset in part by payments on notes payable.

During the three months ended June 30, 2012, we recognized a non-cash gain of $2.59 million on change in fair value of earn-out liability. For the six months ended June 30, 2012, the total non-cash gain on change in fair value of earn-out liability that we recognized was $5.75 million.

Cash Requirements

We had approximately $51,000 in cash and cash equivalents as of June 30, 2013. Our operating loss for the three and six months ended June 30, 2013 was $596,000 and $1.23 million, respectively. We had a working capital deficit of approximately $1.34 million at June 30, 2013. During the three months ended June 30, 2013, our principal source of liquidity was cash generated from our then-current operations as well as payments we received pursuant to our sale of the finder site weedmaps.com ($100,000 on each of April 25, 2013, May 25, 2013, and June 25, 2013, and the $100,000 a month for a total of 22 more months, which are reflected in our statements of cash flows under the section changes in operating assets and liabilities: other assets). As a result of the foregoing, at our current burn rate, our cash on hand, together with the $100,000 per month that we will receive pursuant to the sale of our finder site weedmaps.com, is insufficient to cover our monthly expenses. We have had to, and will continue to, seek financing in the form of debt or stock sales to finance our operations until we reach break-even. We anticipate operating at break-even in the fourth quarter of 2013.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $339,000 for the six months ended June 30, 2013, as compared to net cash from operating activities of $1.43 million for the six months ended June 30, 2012. For the six months ended June 30, 2013, the net cash used by operating activities consisted primarily of a net loss of $1.23 million (including discontinued operations) which included a $12,000 loss related to the discontinued operations of General Health Solutions, and a slight decrease in accounts payable and accrued liabilities of $3,500, an increase in prepaid expenses and deposits of $240,000, plus non-cash amortization and depreciation expense of $72,000 and $3,600, respectively. For the six months ended June 30, 2012, the net cash provided by operating activities consisted primarily of net income of $6.91 million (including discontinued operations), an increase in accounts payable and accrued liabilities of $204,000, a decrease in prepaid expenses and deposits of $234,000, and a decrease in accounts receivable of $91,000, plus non-cash amortization and depreciation expense of $92,000 and $57,000, respectively.

Investments

We had net cash used in investing activities of $118,000 for the six months ended June 30, 2013, as compared to $227,000 for the six months ended June 30, 2012. For the six months ended June 30, 2013, the net cash used in investing activities was primarily related to purchases of furniture and computers and other equipment of $32,000, plus purchases of intangible assets of $85,000. For the six months ended June 30, 2012, the net cash from investment activities was primarily a result of purchases of furniture and computers and other equipment of $57,000, plus purchases of intangible assets of $170,000.

Financing

We had net cash used in financing activities of $7,000 for the six months ended June 30, 2013, as compared to net cash used in financing activities of $1.38 million for the six months ended June 30, 2012. For the six months ended June 30, 2013, our net cash used in financing activities consisted solely of payments on notes payable related to our recent domain name acquisitions, offset by a convertible loan from a third-party in the amount of $53,000. For the six months ended June 30, 2012, our net cash used in financing activities consisted of payment on notes payable – related party related to the WeedMaps acquisition (reflected in our statements of cash flows under the section changes in operating assets and liabilities: other assets) and payments on notes payable related to the marijuana.com acquisition.

Debt Instruments, Guarantees, and Related Covenants

We have no disclosure required by this Item.

Critical Accounting Estimates

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in our fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of our reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. No amortization is recorded for goodwill with indefinite useful life. No goodwill impairment was recognized during the six months ended June 30, 2013 and 2012, respectively.

Intangible Assets

In accordance with Goodwill and Other Intangible Assets, intangible assets that are determined not to have an indefinite useful life are subject to amortization. We amortize intangible assets using the straight-line method over their estimated useful lives.

Impairment of Long-Lived and Intangible Assets

In accordance with Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess the recoverability of the long-lived and intangible assets by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets. No impairment of intangible assets was recognized during the six months ended June 30, 2013. No impairment of long-lived assets was recognized during the six months ended June 30, 2013.

Contingent Consideration – Earn-outs

Contingent consideration, the earn-out provisions, which are classified as a liability, pursuant to ASC 805, are required to be remeasured to fair value at each reporting date and any changes in fair value subsequent to the acquisition date are recognized in earnings which could cause a material impact to, and volatility in, our operating results. The primary inputs in determining the fair value of the earn-outs that are remeasured to fair value are the quoted price of the underlying shares of our common stock and the probabilities for the three different scenarios in determining the likelihood of common share payouts. For the three months ended June 30, 2012, we recognized a non-cash gain of $2.59 million on change in fair value of earn-out liability. For the six months ended June 30, 2012, the total non-cash gain on change in fair value of earn-out liability that we recognized was $5.75 million.

Net Loss

For the six months ended June 30, 2013 and 2012, we had a net loss of $1.23 million and net income of $6.91 million, respectively. The net loss we experienced during the six months ended June 30, 2013 was primarily because we are no longer advertising to and providing listing services to the medicinal cannabis industry vertical as a result of our sale of our finder site weedmaps.com, and also as a result of our efforts to expand our operations serving the tattoo industry as well as other industries in which we expect to operate in during the year ended 2013. The net income we experienced during the six months ended June 30, 2012 is primarily attributed to the $5.75 million non-cash gain on change in fair value of the earn-our liability.

ITEM 3          Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4          Controls and Procedures

(a)           Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2013, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(d)           Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2          Unregistered Sales of Equity Securities and Use of Proceeds

On June 10, 2013, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher a 8% Convertible Promissory Note in the original principal amount of $53,000 (the “Note”). The Note has a maturity date of March 12, 2014, and is convertible after 180 days into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium as follows: (a) between 31 and 60 days after issuance – 114% of the principal amount; (b) between 61 and 90 days after issuance – 120% of the principal amount; (c) between 91 and 120 days after issuance – 124% of the principal amount; (d) between 121 and 180 days after issuance – 130% of the principal amount. The purchase and sale of the Note closed on June 14, 2013, the date that the purchase price was delivered to us.

The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

ITEM 3          Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4          Mine Safety Disclosures

Not applicable.

ITEM 5          Other Information

There have been no events which are required to be reported under this Item.

ITEM 6          Exhibits

(a)           Exhibits

2.1 (1)	Agreement and Plan of Reorganization dated December 11, 2012.

2.2 (1)	Securities Purchase Agreement dated December 31, 2012.

3.1 (1)	Amended and Restated Articles of Incorporation of General Cannabis, Inc.

3.2 (1)	Certificate of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of General Cannabis, Inc.

10.1 (2)	Securities Purchase Agreement dated June 10, 2013

10.2 (2)	Convertible Promissory Note dated June 10, 2013

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100.INS	XBRL Instance Document

100.SCH	XBRL Schema Document

100.CAL	XBRL Calculation Linkbase Document

100.DEF	XBRL Definition Linkbase Document

100.LAB	XBRL Lables Linkbase Document

100.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form 10 dated January 29, 2013 and filed with the Commission on January 30, 2013.
(2)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on June 20, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SearchCore, Inc.

Dated: July 30, 2013		/s/ James Pakulis
	By:	James Pakulis
	Its:	President and Chief Executive Officer