Form 10-Q
period 2013-09-30
SearchCore, Inc.
filed 2013-11-13
CIK 1281198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 12, 2013, there were 39,368,772 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1 Financial Statements

SEARCHCORE, INC.
Condensed Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$41,617	$514,382
Accounts receivable	22,843	-
Other current assets	1,263,395	1,542,800
Current assets - discontinued operations	185,647	180,099
TOTAL CURRENT ASSETS	$1,513,502	$2,237,281

Property and equipment, net	29,314	5,118
Intangible assets:
Domain names	1,030,903	805,643
Trademarks	1,000	1,000
Web software, net	322,127	429,503
Goodwill	59,060	59,060
Other assets	778,845	1,658,072

TOTAL ASSETS	$3,734,751	$5,195,677

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$130,119	$120,852
Accrued liabilities	2,220,994	2,218,746
Notes payable	395,478	453,750
Notes payable - related party	101,766	161,250
Current liabilities - discontinued operations	155,832	139,826

TOTAL CURRENT LIABILITIES	$3,004,189	$3,094,424

LONG TERM LIABILITIES

Other accrued liabilities	682,857	682,857
Notes payable	349,292	-
Notes payable - related party	59,484	-

TOTAL LONG TERM LIABILITIES	1,091,633	682,857

TOTAL LIABILITIES	$4,095,822	$3,777,281

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value: 20,000,000 shares authorized;
zero shares issued and outstanding at September 30, 2013;
zero shares issued and outstanding at December 31, 2012;	-	-
Common stock, $0.001 par value: 200,000,000 shares authorized;
38,972,967 shares issued and outstanding at September 30, 2013,
80,549,563 shares issued and outstanding at December 31, 2012,	38,973	37,968
Treasury stock;
Zero shares issued and outstanding at September 30, 2013,
42,581,596 shares issued and outstanding at December 31, 2012,	-	-
Paid-in capital	(10,782,248)	(11,011,418)
Retained earnings	10,382,204	12,391,846

TOTAL STOCKHOLDERS' EQUITY	(361,071)	1,418,396

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,734,751	$5,195,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEARCHCORE, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

REVENUE
Sales	$190,906	$4,334,682	$320,239	$12,172,350

Total revenue	190,906	4,334,682	320,239	12,172,350

OPERATING EXPENSES
Cost of sales	28,640	290,049	45,226	722,462
Selling, general and administrative expenses	935,389	2,839,430	2,282,084	8,589,514

Total operating expenses	964,029	3,129,479	2,327,310	9,311,976

Operating Income (loss)	(773,123)	1,205,203	(2,007,071)	2,860,374

Other Income (Expense)
Gain on change in fair value of earn-out liabilities	-	200,859	-	5,954,030
Interest income	5,508	587	18,273	587
Interest expense	(2,515)	(11,017)	(3,279)	(36,786)
	5,508	201,446	-	-
Total other income	2,993	190,429	14,994	5,917,831

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(770,130)	1,395,632	(1,992,077)	8,778,205

Provision for Income Taxes	-	353,000	-	721,000

INCOME (LOSS) FROM CONTINUING OPERATIONS	(770,130)	1,042,632	(1,992,077)	8,057,205

Loss from discontinued operations, net of zero and $73,000 tax benefit for the six months ended September 30, 2013 and 2012, respectively, and net of zero and $3,000 tax benefit for the three months ended September 30, 2013 and 2012, respectively.	(5,394)	(3,505)	(17,565)	(108,255)

NET INCOME (LOSS)	$(775,524)	$1,039,127	$(2,009,642)	$7,948,950

Income (loss) per share, Basic and Diluted
Income (loss) from continuing operations	$(0.02)	$0.02	$(0.05)	$0.11
Income (loss) from discontinued operations	0.00	0.00	0.00	(0.00)
Total income (loss) per share	$(0.02)	$0.02	$(0.05)	$0.11

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	38,808,619	53,572,158	43,731,102	72,236,822

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEARCHCORE, INC.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	September 30,	September 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(2,009,642)	$7,948,950
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	6,714	87,834
Amortization	107,376	138,306
Stock-based compensation	230,175	-
Gain on sale of WeedMaps	-	125,000
Gain on change in fair value of earn-out liabilities	-	(5,954,030)
Loss on abandonment	-	-
Changes in operating assets and liabilities:
Accounts receivable	(22,843)	78,420
Inventories	-	9,830
Prepaid expenses and deposits	273,857	(811,019)
Other assets	879,227	51,976
Accounts payable and accrued liabilities	27,521	414,882

Net cash (used in) provided by operating activities	(507,615)	2,090,149

Cash flows used in investing activities:
Purchases of property and equipment	(30,910)	(72,472)
Purchases of intangible assets	(85,260)	(616,617)

Net cash used in investing activities	(116,170)	(689,089)

Cash flows from financing activities:
Payments on note payable	(137,480)	(506,343)
Proceeds from note payable	288,500	-
Payments on note payable - related party	-	(1,595,075)

Net cash from (used) in financing activities	151,020	(2,101,418)

Net decrease in cash and cash equivalents	(472,765)	(700,358)

Cash and cash equivalents at beginning of period	514,382	1,512,590

Cash and cash equivalents at end of period	$41,617	$812,232

Non-cash investing and financing activity:

Shares issued pursuant to MMJMenu acquisition	$-	$262,000
Shares issued pursuant to WeedMaps Earn-outs	$-	$9,120,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEARCHCORE, INC.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated (Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	(Deficit)

BALANCES, December 31, 2011	-	-	83,140,256	$83,140	-	$-	$(15,965,044)	$(2,871,925)	$(18,753,829)

Issuance of common stock, MMJmenu			200,000	200			261,800		262,000
Issuance of common stock, WeedMaps earnouts			6,000,000	6,000			9,114,000		9,120,000
Issuance of common stock, ChangeWave			250,000	250			127,250		127,500
Issuance of common stock, stock-based compensation			150,000	150			55,350		55,500
Treasury stock, retirements			(9,190,693)	(9,191)					(9,191)
Treasury stock, purchases					(42,581,596)	(42,581)	(4,604,774)		(4,647,355)

Net income from continuing operations								15,263,771	15,263,771

BALANCES, December 31, 2012	-	-	80,549,563	$80,549	(42,581,596)	$(42,581)	$(11,011,418)	$12,391,846	$1,418,396

Issuance of common stock, stock-based compensation			60,000	60			26,940		27,000
Issuance of common stock, stock-based compensation			945,000	945			202,230		203,175
Treasury stock, retirements			(42,581,596)	(42,581)	42,581,596	42,581			-

Net loss from continuing operations								(2,009,642)	(2,009,642)

BALANCES, September 30, 2013	-	-	38,972,967	$38,973	-	$-	$(10,782,248)	$10,382,204	$(361,071)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
September 30, 2013
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

Principal Services

Our core service is to connect consumers with brands, products and services via our finder sites. We specialize in creating, operating and monetizing vertical finder sites. We identify niche, fragmented and/or disjoined markets, and attempt to capitalize on those markets by incorporating our existing platform as it relates to technology, marketing, advertising and sales. We only pursue markets in which we anticipate we will be the among the top finder sites in any respective industry. This includes marketing and services in both the business-to-business and the business-to-consumer marketplaces. When a consumer or business utilizes one of our finder sites, they are searching primarily for specific products, related items, social engagement, and/or reviews. Initially, we may waive all or a portion of advertising or marketing fees to clients who subscribe with us and market their brand, product or service on our finder sites. Once a client has subscribed with us, we then offer various marketing packages that serve to increase the exposure of their business and thus increase the likelihood of connecting more consumers with their brand, product or service. We charge a fee for these various services. The fee varies depending on the service we provide.

Our principal services are offered through the following wholly owned subsidiaries:

Sports Asylum, Inc.
VerticalCore Management, Inc.
VerticalCore Solutions, Inc.
VerticalCore Merchant, Inc.
VerticalCore Media, Inc.
VerticalCore Technologies, Inc.

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
September 30, 2013
Unaudited

Other Subsidiaries

We have four (4) additional wholly-owned subsidiaries which have no operations and are dormant. These are General Marketing Solutions, Inc., General Merchant Solutions, Inc., General Processing Corporation, and LV Luxuries Incorporated (which operated as makeup.com). Currently, we have no imminent or specific plans for any of these entities and they are held as corporations in good standing.

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

Tattoo.com

On January 21, 2013, we entered into a Management Agreement with Tattoo Interactive, LLC pursuant to which we will perform various marketing, promotion, and website management services with respect to the domain name known as www.tattoo.com and the commercial website located at that domain. The Agreement has an initial term of twelve (12) months and shall automatically renew for successive one (1) year terms unless terminated in accordance with its terms. In the event we incur at least $25,000 in expenditures relating to the performance of the services in any single month, Tattoo Interactive shall pay us $10,000 as an expense-sharing allotment. Pursuant to the agreement, we will receive 20% of all advertising revenue (as defined therein), and after the payment of the advertising revenue, we will receive 65% of all remaining designated gross revenue (as defined therein). We have a right of first refusal in the event Tattoo Interactive elects to sell the domain name, and in the event certain revenue goals, as set forth in the agreement, are satisfied, we will be granted certain equity interests in Tattoo Interactive.

Modularhomes.com

On January 25, 2013, we purchased the domain names known as www.modularhomes.com for total consideration of One Hundred Forty Thousand Dollars ($140,000), payable with a down payment of Fifty Thousand Dollars ($50,000) followed by twelve (12) equal monthly payments for the remaining balance.

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
September 30, 2013
Unaudited

On July 12, 2013, we modified our remaining payment obligation for the domain name by increasing the purchase price by $6,000 and extending the payment terms as follows: $2,000 on July 15, 2013 and on the first of each month for five (5) subsequent months, followed by ten (10) monthly payments of $5,460 beginning January 1, 2014.

Note 2. Basis Of Presentation And Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and with the instructions to the Quarterly Report on Form 10-Q, which requires the Company to make estimates and assumptions that affect amounts reported. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. It is the opinion of management that the unaudited condensed consolidated financial statements include all adjustments consisting of normal recurring accruals considered necessary for a fair presentation. All significant intercompany balances and transactions have been eliminated.

Operating results for the three-month and nine-month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as filed with the SEC.

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

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
September 30, 2013
Unaudited

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

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
September 30, 2013
Unaudited

Advertising Cost

The Company expenses advertising costs when incurred. Advertising expense for the nine months ended September 30, 2013 and 2012 was $129,000 and $180,000, respectively.

Allowance for Doubtful Accounts

Allowance for doubtful accounts is defined as a company's estimate of the amount of probable credit losses in the company's existing accounts receivable. The Company does not maintain an allowance for doubtful accounts based upon management’s review of the Company’s revenue structure whereby substantially all receivables are confirmed before they are booked as revenue. The Company reviews its allowance for doubtful accounts policy periodically. The Company does not have any off-balance-sheet exposure related to its customers.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from three to seven years. Property and equipment at September 30, 2013 and December 31, 2012 are presented net of accumulated depreciation of $13,000 and $121,000, respectively.

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. No amortization is recorded for goodwill with indefinite useful life. No goodwill impairment was recognized during the nine months ended September 30, 2013 and 2012, respectively.

Intangible Assets

In accordance with Goodwill and Other Intangible Assets, intangible assets that are determined not to have an indefinite useful life are subject to amortization. The Company amortizes intangible assets using the straight-line method over their estimated useful lives.

Impairment of Long-Lived and Intangible Assets

In accordance with Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses the recoverability of the long-lived and intangible assets by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets. No impairment of intangible assets was recognized during the nine months ended September 30, 2013 and 2012, respectively.

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
September 30, 2013
Unaudited

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Share-Based Payment, which addresses the accounting for equity-based compensation and which requires that the cost of all equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards. During the nine months ended September 30, 2013 and 2012, the Company had $230,000 and zero, respectively, in stock-based compensation expense related to issuances of shares of the Company’s common stock to consultants.

Treasury Stock

We account for treasury stock using the cost method and include treasury stock as a component of shareholders’ equity. Other than the share transaction described in Note 3. Equity Transactions, we currently do not have or intend to initiate a share repurchase program.

Revenue Recognition

We recognize revenue in accordance with ASC 605, “Revenue Recognition,” by recognizing as revenue the fees we charge customers as referenced below because persuasive evidence of an arrangement exists, the fees we charge are substantially fixed or determinable during the period that we provide the services, we and our customers understand the specific nature and terms of the agreed upon transactions, collectability is reasonable assured and services have been rendered.

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

Advertising Package Tiers - For our finder sites we typically create advertising package tiers in order to more easily distinguish the different services we offer at different price points. The different advertising package tiers also makes it easy for our clients to distinguish which package tiers are premium and thus likely to generate more traffic to their brand, product or service. The range of prices we charge for each advertising package tier differs per each finder site, per region, and per each tier package. Each region is internally created by us based on geographic location, industry density and demographics.

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
September 30, 2013
Unaudited

Listing Revenue - We generate revenues from fees we charge clients to advertise or list their location, products, and services on one or more of our finder websites. We recognize as revenue the fees we charge customers that advertise or list their related company on our websites.

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

Advertising Revenue - We generate revenues from fees we charge customers for placing ads for their related companies on our websites (i.e. Advertising Packages). Our Advertising Packages can include banner ads placed on our finder sites, emails, texts, special promotions, and events. All of our Advertising Packages are considered Ad Revenue pursuant to our revenue recognition policy.

Content Production Revenue - We generate revenues from photo and video production of content which is displayed on our finder websites (i.e. Content Production). Typically, Content Production that we create on behalf of our clients is considered an add-on or ancillary service. We typically create video “virtual” tours of our client’s establishments and products, which are then displayed on our finder websites. We recognize as revenue the fees we charge customers for photo and video production services. All of our Content Production services are considered Content Production Revenue pursuant to our revenue recognition policy.

Income Taxes

The Company follows Accounting for Income Taxes which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes.

The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. Deferred tax is accounted for using the balance sheet liability method in respect to temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent it is probable that taxable profit will be available against which deductible temporary differences can be utilized.

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
September 30, 2013
Unaudited

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

Uncertain tax positions

The Company recognizes uncertain tax positions based on a benefit recognition model. Provided that the tax position is deemed more likely than not of being sustained, the Company recognizes the largest amount of tax benefit that is greater than 50% likely of being ultimately realized upon settlement. The tax position is derecognized when it is no longer more likely than not of being sustained. The Company classifies income tax-related interest and penalties as interest expense and SGA expense, respectively, on the Consolidated Statement of Operations.

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board, or FASB, issued an accounting standards update to require disclosure of information about the effect of rights of offset with certain financial instruments on an entity’s financial position. In January 2013, the FASB issued an accounting standards update that clarifies the aforementioned offsetting disclosure requirements. The disclosure requirements are only applicable to rights of offset of certain derivative instruments, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with standards set forth by the FASB Codification subject to master netting arrangements or similar agreements. Adoption of this standard had no significant impact on the Company’s consolidated financial statements.

In February 2013, the FASB issued an accounting standards update that requires presentation for reclassification adjustments from accumulated other comprehensive income into net income in a single note or on the face of the financial statements. The Company has adopted the amendments in this standard effective in the first quarter of 2013. The adoption of this standard had an immaterial effect on the Company’s consolidated financial statements and as such, the required presentation is not included herein.

In July 2013, the FASB issued an accounting standards update that specifies that unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. When a net operating loss carryforward, a similar tax loss or tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes or the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this accounting standards update is not expected to have significant impact on the Company’s consolidated financial statements.

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
September 30, 2013
Unaudited

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

During May 2009 and February 2010, the FASB issued a new authoritative pronouncement regarding recognized and non-recognized subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The adoption of this guidance had no impact on our results of operations or financial position.

Other Recently Issued, but Not Yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
September 30, 2013
Unaudited

Note 3. Equity Transactions

At September 30, 2013 the total number of shares of our common stock that were issued and outstanding was 38,972,967.

Treasury Share Retirements

During the quarter ended March 31, 2013, 42,581,596 shares of treasury stock were retired pursuant to an agreement whereby we repurchased shares of our common stock, which were held in escrow and released pursuant to the sale of our finder site weedmaps.com during the year ended December 31, 2012.

Stock-based Compensation

On August 20, 2012, we approved the issuance of Twenty Thousand (20,000) shares of our common stock, restricted in accordance with Rule 144, to each then-member of our Board of Directors, namely James Pakulis, Bonnie Goldstein, and Munjit Johal, as a one-time bonus for serving as a director. The shares were issued during the quarter ended March 31, 2013.

On July 15, 2013, we issued an aggregate of 945,000 shares of our common stock, restricted in accordance with Rule 144, to seven (7) existing shareholders, who had previously purchased shares from us, as consideration under a Stock Issuance and Release Agreement (the “Release”) we entered into with each of them. The Release was the resolution of discussions with the investors regarding our efforts in pursuing an S-1 registration statement.  One of the shareholders that had previously purchased shares from us was James Pakulis, our Chief Executive Officer; he was issued 150,000 shares pursuant to the Release.

Common Stock Issuances

See Note. 19 Subsequent Events for information regarding a Securities Purchase Agreement we entered into on October 25, 2013, with a third-party creditor pursuant to which we sold Three Hundred Ninety-Five Thousand Eight Hundred and Five (395,805) shares of our common stock, restricted in accordance with Rule 144, at a per-share purchase price of Sixteen and One-Half Cents ($0.165), for a total purchase price of Sixty-Five Thousand Three Hundred and Seven Dollars and Eighty-One Cents ($65,307.81). The Purchase Price was paid by full satisfaction of accounts payable owed to the creditor by the Company in the amount of Eleven Thousand One Hundred and Twenty-Five Dollars ($11,125), and in full satisfaction of a promissory note in the original principal amount of Fifty-Three Thousand Seven Hundred and Fifty Dollars ($53,750) entered into with the creditor on or about December 31, 2012. The principal and interest outstanding on the promissory note as of October 18, 2013 was Fifty-Four Thousand One Hundred Eighty-Two Dollars and Eighty-One Cents ($54,182.81). The purchase and sale of the shares closed on October 25, 2013.

Note 4. Other Current Assets

At September 30, 2013, the Company had recorded a $1,200,000 note receivable which represented the current portion of a $3,000,000 note receivable pursuant to the sale of our finder site weedmaps.com. On December 11, 2012, we entered into an Agreement and Plan of Reorganization, pursuant to which we sold our finder site weedmaps.com. Pursuant to the terms of the sale and as partial consideration we received a Secured Promissory Note in the original principal amount of Three Million Dollars ($3,000,000). Pursuant to the Note we will receive (1) Two Hundred Fifty Thousand Dollars ($250,000) on January 15, 2013 (which payment date was extended to January 31, 2013), which payment we did receive; One Hundred Thousand Dollars ($100,000) each month beginning on February 25, 2013 and continuing on the twenty fifth (25th) of each month thereafter for a total of twenty eight (28) months, which payments for February and March 2013 we did receive; and Sixteen Thousand Five Hundred Dollars ($16,500) on July 25, 2015.

At September 30, 2013, the Company had recorded $58,000 in other prepaid expenses including $46,000 in prepaid insurance, $4,000 in prepaid fees, and $8,000 in employee advances.

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
September 30, 2013
Unaudited

Note 5. Property And Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from three to seven years. Property and equipment at September 30, 2013 and December 31, 2012 consist of the following:

	September 30,	December 31,
Property and Equipment	2013	2012
Furniture and Computer Equipment	$42,000	$11,000
Less: Accumulated Depreciation	(13,000)	(6,000)
Property and Equipment, net	$29,000	$5,000

For the nine months ended September 30, 2013 depreciation expense was $7,000. For the twelve months ended December 31, 2012, depreciation expense, including depreciation for assets sold with our finder site weedmaps.com, totaled $121,000.

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

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
September 30, 2013
Unaudited

Intangible asset amounts at September 30, 2013 and December 31, 2012 are as follows:

	September 30,	December 31,
Intangible Assets	2013	2012

Domain names	$1,030,903	$805,643
Web software	429,503	429,503
Trademarks	1,000	1,000
Goodwill	59,060	59,060
Subtotal	$1,520,466	$1,295,206
Accumulated amortization	(107,376)	-
Total intangible Assets	$1,413,090	$1,295,206

Intangible assets subject to amortization:	Amount	Useful life	Weighted-average amortization period

Web software	$429,503	2.25	2.25

Total intangible assets subject to amortization	$429,503	-	2.25

Summary of our premium and non premium domain names	Amount
Sportify.com	$10,000
Karate.com and Rodeo.com	500,000
ToyHaulers.com*	31,000
TravelTrailer.com*	51,000
ModularHomes.com*	141,000
Manufacturedhome.com and Manufacturedhouse.com*	50,000
Manufacturedhomes.com*	130,000
Manufacturedhomes.net*	14,000
Various other nonpremium domain names	104,000

Total premium and non premium domain names	$1,031,000

* These domain names have been pledged as collateral in connection with a financing sale-leaseback with Domain Capital.

Note 7. Other Assets

At September 30, 2013, the Company had recorded a $768,000 note receivable which represented the noncurrent portion of a $3,000,000 note receivable we received pursuant to the sale of our finder site weedmaps.com. See Note 4. Other Current Assets for more information on the sale of our finder site weedmaps.com.

The balance of other assets at September 30, 2013 included $11,000 in rent deposits.

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
September 30, 2013
Unaudited

Note 8. Discontinued Operations

General Health Solutions, Inc.

We discontinued the operations of General Health Solutions, Inc., which constitutes our entire Medical Clinic Management segment. We discontinued the operations of General Health Solutions because of increasing costs associated with managing the clinics and the recent increased competition in the medicinal cannabis clinic industry. A major factor in the success of managing the medicinal cannabis clinics is running successful online Pay Per Click (“PPC”) advertising campaigns. In PPC campaigns targeting is key, and factors that determine the pricing pertaining to certain key words depend heavily on the number of advertisers bidding on those certain key words. Taken together, i) our increasing success with our technology in our Marketing and Media Segment and ii) the increasing costs of PPC campaigns coupled with the increasing number of sole-practitioner doctors now offering medicinal cannabis recommendation letters as part of their medical practice offerings, which places downward pressure on pricing, led us to decide to discontinue the operations of General Health Solutions, which composes our entire Medical Clinic Management Segment and focus our efforts instead on our technology in our Marketing and Media Segment.

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

The assets and liabilities of our discontinued operations are as follows:

Current assets - discontinued operations at September 30, 2013 consists of a $186,000 note receivable.

Current liabilities - discontinued operations at September 30, 2013 consists of $10,000 in accounts payable and $107,000 in notes payable plus $39,000 in accrued interest.

Note 9. Accounts Payable

Accounts payable at September 30, 2013 included amounts owed to certain vendors related to the ongoing normal course of the Company’s operations.

Note 10. Accrued Liabilities

Accrued liabilities at September 30, 2013 and December 31, 2012 are comprised of the following:

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
September 30, 2013
Unaudited

	September 30,	December 31,
Accrued liabilities	2013	2012
Tax payable	$2,094,000	$2,144,000
Obligations on stock based compensation	-	27,000
Obligations on marketing agreements	27,000	27,000
Payroll liabilities	81,000	21,000
Obligations on insurance	19,000	-

Total accrued liabilities	$2,221,000	$2,219,000

At September 30, 2013 we had $2,094,000 in federal and state taxes payable which represent amounts due and payable for the years ended December 31, 2011 and 2012.  For the year ended December 31, 2013, based on our operating losses for the nine months ended September 30, 2013, we may have federal loss carrybacks that then may reduce our federal tax liability.

Note 11. Notes Payable

On August 7, 2012, we entered into a Domain Name Purchase Agreement and a Non-Recourse Secured Promissory Note (the “Note”) with Domain Holdings, Inc., an Alberta corporation, pursuant to which we purchased the domain names www.rodeo.com and www.karate.com (the “Purchased Domains”), for total consideration of $500,000, all represented by the Note.  Pursuant to the terms of the Note, we made payments of $50,000 on each of August 15, 2012 and November 1, 2012, with the balance to be paid in eighteen (18) equal monthly installments of $22,222 beginning June 1, 2013, and continuing on the 1st of each month thereafter.  Title to the Purchased Domains remains in escrow, with full beneficial rights of use granted to us immediately, until the Note is paid in full.  On June 28, 2013, both parties agreed to postpone all payments for a minimum of five (5) months or until mutually agreed.

On December 31, 2012, we entered into a Securities Purchase Agreement by and among us, on the one hand, and Sports Asylum, Inc., a Nevada corporation, and its shareholders, Sabas Carrillo (“Carrillo”), an individual, and James Pakulis (“Pakulis”), an individual and one of our officers and directors, on the other hand. Pursuant to the agreement, upon the closing of the transaction, we purchased 100% of the issued and outstanding equity interests of Sports Asylum in exchange for (a) the cancellation of a previous Secured Promissory Note issued to Sports Asylum, entered into on or about August 22, 2012 and with an outstanding principal balance of Two Hundred Eighty Five Thousand Dollars ($285,000) and (b) Two Hundred Fifteen Thousand Dollars ($215,000) represented by promissory notes in the original principal amount of One Hundred Sixty One Thousand Two Hundred Fifty Dollars ($161,250) to Pakulis and Fifty Three Thousand Seven Hundred Fifty Dollars ($53,750) to Carrillo. The closing of the purchase took place on December 31, 2012.  On July 11, 2013, we entered into a First Amendment to Promissory Note with each of Pakulis and Carrillo to extend the date that we will begin making payments thereunder from June 30, 2013 to September 30, 2013, and extended the maturity date of the notes by a corresponding three months.  On November 8, 2013, effective as of September 30, 2013, we entered into a Second Amendment to Promissory Note with each of Pakulis and Carrillo to extend the date that we will begin making payments thereunder from September 30, 2013 to December 31, 2013, and extended the maturity date of the notes by a corresponding three months.  See Note 19. Subsequent Events for information regarding a Securities Purchase Agreement we entered into with Carrillo subsequent to the quarter ending pursuant to which we sold him shares of our common stock in full satisfaction of the principal balance and interest outstanding on the promissory note.

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
September 30, 2013
Unaudited

On February 27, 2013, we purchased the domain name know as www.toyhaulers.com. The purchase price was $30,000, payable $15,000 at closing and $2,500 per month over six (6) consecutive months.  During the quarter ended September 30, 2013, the remaining balance outstanding was paid.

On February 22, 2013, we purchased the domain name know as www.traveltrailer.com. The purchase price was $50,000, payable $15,000 at closing and $5,000 per month over seven (7) consecutive months. During the quarter ended September 30, 2013, the remaining balance outstanding was paid.

On January 25, 2013, we purchased the domain name known as www.modularhomes.com for total consideration of One Hundred Forty Thousand Dollars ($140,000), payable in a down payment of Fifty Thousand Dollars ($50,000) and the balance over twelve (12) equal monthly payments.  On July 12, 2013, we modified our remaining payment obligation by increasing the purchase price by $6,000 and extending the payment terms as follows: $2,000 on July 15, 2013 and on the first of each month for five (5) subsequent months, followed by ten (10) monthly payments of $5,460 beginning January 1, 2014.  During the quarter ended September 30, 2013, the remaining balance outstanding was paid.

On August 9, 2013, we entered into a sale-leaseback agreement with Domain Capital, LLC, pursuant to which we transferred our interest in the following domains to Domain Capital in exchange for One Hundred and Fifty-Thousand Dollars ($150,000.00): www.manufacturedhome.com, www.manufacturedhomes.com, www.manufacturedhouse.com, www.manufacturedhomes.net, www.modularhomes.com, www.traveltrailer.com, and www.toyhaulers.com (the Domains). That same day, we entered into a Lease Agreement with Domain Capital, pursuant to which we are leasing the Domains at a cost of Five Thousand One Hundred and Ninety-Nine Dollars and Eighty Cents ($5,199.80) per month. The initial term of the Lease Agreement is thirty-six (36) months, and the sum of the lease payments due over the initial term are equal to the consideration we received for the Domains (i.e., $150,000.00) plus interest of 15%. The transactions closed on August 15, 2013, the date that the purchase price was delivered to us.  At the termination of the Lease Agreement, pursuant to the terms of a Buyback Agreement, we can exercise an option to re-purchase the Domains for a total purchase price of one dollar ($1.00), assuming we are not in default under the Lease Agreement at that time.  The proceeds we received from Domain Capital were used to satisfy outstanding debts related to our acquisition of the following three domains, with the balance allocated to working capital: www.modularhomes.com, www.traveltrailer.com, and www.toyhaulers.com.

On June 10, 2013, July 11, 2013 and August 22, 2013, respectively, we entered into Securities Purchase Agreements with Asher Enterprises, Inc., pursuant to which we sold to Asher 8% Convertible Promissory Notes in the original principal amounts of $53,000, $53,000, and$32,500, respectively (the “Notes”). The Notes have maturity dates of March 12, 2014, April 15, 2014, and May 27, 2014, respectively, and are convertible after one hundred and eighty (180) days into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Notes will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Notes can be prepaid by us at a premium as follows: (a) between 31 and 60 days after issuance - 114% of the principal amount; (b) between 61 and 90 days after issuance - 120% of the principal amount; (c) between 91 and 120 days after issuance - 124% of the principal amount; (d) between 121 and 180 days after issuance - 130% of the principal amount. The purchase and sale of the Notes closed on June 14, 2013, July 16, 2013, and August 28, 2013, respectively, the dates that the purchase price was delivered to us.  The issuance of the Notes was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
September 30, 2013
Unaudited

Below is a summary of our note payable amounts:

Notes payable - current portion	September 30, 2013	December 31, 2012
Sportify	$34,000	$54,000
Rodeo.com/Karate.com promissory note	178,000	400,000
Domain Capital	43,000	-
Asher Enterprises	141,000	-
	$396,000	$454,000

Notes payable - noncurrent portion	September 30, 2013	December 31, 2012
Sportify	$20,000	$-
Rodeo.com/Karate.com promissory note	222,000	-
Domain Capital	107,000	-
	$349,000	$-

Summary of Notes Payable:	September 30, 2013	December 31, 2012
Sportify	$54,000	$54,000
Rodeo.com/Karate.com promissory note	400,000	400,000
Domain Capital	150,000	-
Asher Enterprises	141,000	-
	$745,000	$454,000

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
September 30, 2013
Unaudited

Note 12. Notes Payable- Related Party

Sportify Note

On December 31, 2012, we entered into a Securities Purchase Agreement by and among us, on the one hand, and Sports Asylum, Inc., a Nevada corporation, and its shareholders, Sabas Carrillo (“Carrillo”), an individual, and James Pakulis (“Pakulis”), an individual and one of our officers and directors, on the other hand. Pursuant to the agreement, upon the closing of the transaction, we purchased 100% of the issued and outstanding equity interests of Sports Asylum in exchange for (a) the cancellation of a previous Secured Promissory Note issued to Sports Asylum, entered into on or about August 22, 2012 and with an outstanding principal balance of Two Hundred Eighty Five Thousand Dollars ($285,000) and (b) Two Hundred Fifteen Thousand Dollars ($215,000) represented by promissory notes in the original principal amount of One Hundred Sixty One Thousand Two Hundred Fifty Dollars ($161,250) to Pakulis and Fifty Three Thousand Seven Hundred Fifty ($53,750) to Carrillo. The closing of the purchase took place on December 31, 2012. At December 31, 2012, we recorded $161,250 of the promissory note owed to Pakulis as a note payable - related party.  On July 11, 2013, we entered into a First Amendment to Promissory Note with each of Pakulis and Carrillo to extend the date that we will begin making payments thereunder from June 30, 2013 to September 30, 2013, and extended the maturity date of the notes by a corresponding three (3) months.  On November 8, 2013, effective as of September 30, 2013, we entered into a Second Amendment to Promissory Note with each of Pakulis and Carrillo to extend the date that we will begin making payments thereunder from September 30, 2013 to December 31, 2013, and extended the maturity date of the notes by a corresponding three (3) months.

Below is a summary of our note payable - related party amounts:

Notes payable - related party	September 30, 2013	December 31, 2012
Current portion	$102,000	$161,000
Noncurrent portion	59,000	-
	$161,000	$161,000

Note 13. Other Long Term Accrued Liabilities

At September 30, 2013, we had a balance of $683,000 in deferred tax liability.

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

As of September 30, 2013, there were 250,000 common stock purchase warrants outstanding that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period presented.

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
September 30, 2013
Unaudited

Note 15. Income Taxes

Deferred income taxes reflects the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the Company's tax provisions and deferred tax assets as of September 30, 2013 and December 31, 2012 are as follows:

The components of tax provision:

The total tax provision is zero.

The components of deferred tax asset:

	September 30, 2013	December 31, 2012
Current
Federal	$-	$1,184,225
State	-	285,075
	-	1,469,300
Deferred
Federal	(683,000)	895,000
State	(117,000)	186,000
	(800,000)	1,081,000

Change in valuation allowance	800,000	(68,000)

Total provision	$-	$2,482,300

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
September 30, 2013
Unaudited

	September 30, 2013	December 31, 2012
Deferred income tax assets:
State taxes	$129,000	$129,000
Net operating losses	836,000	434,000
Accruals and other	8,000	8,000
	973,000	571,000

Deferred income tax liabilities:
Installment gain	(797,000)	(1,195,000)
	176,000	(624,000)

Valuation allowance	(1,172,000)	(372,000)

Net deferred tax assets/(liabilities)	$(996,000)	$(996,000)

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. The amount of deferred tax assets considered realizable could change if future taxable income is realized. At September 30, 2013 and December 31, 2012, the Company had U.S. federal tax net operating loss carryforwards (“NOLs”) of approximately $1.5 million and $1.3 million, respectively, which begin to expire in 2021. At September 30, 2013 and December 31, 2012, the Company had State NOLs of $240,000 and zero, respectively. The NOLs are subject to limitations under IRC Section 382 of the Internal Revenue Code (“Section 382”).

Note 16. Related Party Transactions

All material intercompany transactions have been eliminated upon consolidation of our entities. During the nine months ended September 30, 2013, cash transfers, equity and accounts between the Company and its subsidiaries have been eliminated upon consolidation.

Note 17. Commitments And Contingencies

Our executive offices are located in Lake Forest, California, at 26497 Rancho Parkway South, Lake Forest, CA 92630. Our office space is approximately 7,000 square feet and is shared with Miracle Housing, Inc., a business controlled by one of our employees, Brad Nelms. Our rent, pursuant to a verbal agreement with Miracle Housing, is $8,000 per month and covers exactly all of the obligations of Miracle Housing under its primary lease. The Company is confident that this commercial space will provide adequate space to meet our needs and provide for future growth.

During April 2013, we entered into a new lease at 3265 N Fort Apache Rd, Suite 110, Las Vegas, NV 89129. The office space is approximately 2,500 square feet. Pursuant to the terms of the lease, our rent is $2,500 per month for twelve (12) months.

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
September 30, 2013
Unaudited

Set forth below is a summary of our current obligations as of September 30, 2013 comprised exclusively of the rental lease obligations to make future payments due by the period indicated below:

Lake Forest Office	Minimum Payments	Monthly Base Rent
2013	$24,000	$8,000
2014	$96,000	$8,000

Las Vegas Office	Minimum Payments	Monthly Base Rent
2013	$7,500	$2,500
2014	$10,000	$2,500

Note 18. Warrants

As of September 30, 2013, there were 250,000 common stock purchase warrants outstanding. The following table summarizes information about common stock warrants outstanding at September 30, 2013.

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Exercise Price Average	Number Exercisable	Weighted Average Exercise Price

$4	250,000	1.12	$4	250,000	$4

Note 19. Subsequent Events

The Company evaluated its September 30, 2013 financial statements for subsequent events through November 10, 2013, the date the financial statements were available to be issued.

On December 31, 2012, we entered into a Securities Purchase Agreement by and among us, on the one hand, and Sports Asylum, Inc., a Nevada corporation, and its shareholders, Sabas Carrillo (“Carrillo”), an individual, and James Pakulis (“Pakulis”), an individual and one of our officers and directors, on the other hand. Pursuant to the agreement, upon the closing of the transaction, we purchased 100% of the issued and outstanding equity interests of Sports Asylum in exchange for (a) the cancellation of a previous Secured Promissory Note issued to Sports Asylum, entered into on or about August 22, 2012 and with an outstanding principal balance of Two Hundred Eighty Five Thousand Dollars ($285,000) and (b) Two Hundred Fifteen Thousand Dollars ($215,000) represented by promissory notes in the original principal amount of One Hundred Sixty One Thousand Two Hundred Fifty Dollars ($161,250) to Pakulis and Fifty Three Thousand Seven Hundred Fifty ($53,750) to Carrillo. The closing of the purchase took place on December 31, 2012.  On July 11, 2013, we entered into a First Amendment to Promissory Note with each of Pakulis and Carrillo to extend the date that we will begin making payments thereunder from June 30, 2013 to September 30, 2013, and extended the maturity date of the notes by a corresponding three (3) months.  On October 25, 2013, we entered into a Securities Purchase Agreement with Carrillo pursuant to which we sold 328,381 shares of our common stock, restricted in accordance with Rule 144, for a total purchase price of $54,182.81. The Purchase Price was paid in full satisfaction of the promissory note in the original principal amount of $53,750.

On October 25, 2013, we entered into a Securities Purchase Agreement with a third-party creditor pursuant to which we sold 67,424 shares of our common stock, restricted in accordance with Rule 144, at a per-share purchase price of $0.165, for a total purchase price of $11,125. The Purchase Price was paid in full satisfaction of accounts payable owed to the creditor by the Company.

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

Costs Of and Funding Our Vertical Finder Site Development

We currently have several finder sites under development. The costs associated with developing our finder sites include, but are not limited to, expenses for our programmers, coders, user interface design and content creation. Our total monthly expense for development averages from $50,000 to $60,000 per month. To date, we have funded our development operations from cash on hand, the monthly $100,000 we receive pursuant to the sale of WeedMaps (which we shall receive for the next nineteen (19) months), the monthly $10,000 we receive pursuant to our agreement with Tattoo Interactive (which we shall receive for the next three (3) months), and to a lesser but growing extent, the listing and advertising revenue we now generate from Tattoo.com. Below is a summary of our finder site development process. There is time overlap between each phase and the labels of the various phases are for example only.

Phase 1: Industry Analysis and Domain Name Acquisition

We begin by identifying potential niche industries. We conduct initial research and if our internal industry criteria are met, we move to acquire an industry premium domain name. For example, our key internal industry criteria include, but are not limited to, an industry that is fragmented and disjoined, has overall market potential of greater than $250 million, and that we can become the top most visited site in that industry.

Phase 2: Discovery & Planning - Approximately 60 - 120 days per industry (per finder site)

During discovery and planning, we interview industry experts and insiders who have working knowledge of the industry. We analyze our competition, what the products and services are in the industry, and more importantly, what products and services are needed. We determine the concept of the main page and how our features are going to engage the user so they increase the length of time on the site. We analyze the larger targeted areas as well as specific regions and communities.

Phase 3: Content Strategy & Content Development - Approximately 30 - 60 days

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

Phase 4: Graphic Design & Development - Approximately 45 - 90 days

We fine-tune the user interface experience through graphical mock-ups. We believe the look and feel of the site is as critical as the performance. The user interface of the site and its various forms of content must lend itself to the target audience. By this phase, all strategy, planning and design are completed and the finder site is coded.

Phase 5: Testing and Launch - Approximately 1 week - Ongoing

We continually test the site, and the process continues until we determine that the product meets our minimal viable standards. This is a collaborative team effort with coders, bloggers, programmers and the sales department. We provide the site to the general public through limited exposure. We obtain quantifying feedback and analyze the results, pivot if need be, refine, and redo any pages or functions as needed.

Status of Each of Our Finder Sites

Tattoo.com

Tattoo.com is a preeminent finder site within the $2.3 billion tattoo industry. An interactive community of tattoo shops, artists, and enthusiasts, this premium URL will serve as the authoritative resource for all things tattoo, including tattoo application and removal.

On January 21, 2013, we entered into a Management Agreement with Tattoo Interactive, LLC pursuant to which we will perform various marketing, promotion, and website management services with respect to the domain name known as www.tattoo.com. The Agreement has an initial term of twelve (12) months and shall automatically renew for successive one (1)year terms unless terminated in accordance with its terms. Pursuant to the Agreement, we will receive 20% of all advertising revenue, and after the payment of the advertising revenue, we will receive 65% of all remaining designated gross revenue. We have a right of first refusal in the event Tattoo Interactive elects to sell the domain name, and in the event certain revenue goals, as set forth in the Agreement, are satisfied, we will be granted certain equity interests in Tattoo Interactive.

Prior to entering into the Management Agreement with the owners of the domain name, the site was operational and had nominal revenue.  We are actively generating revenue and signing subscription agreements with clients. The fees charged in the subscription agreements are month-to-month and range from $99 to $599. We have compiled a national database of tattoo facilities and are engaged in an ongoing telemarketing campaign to tattoo facilities and artists throughout the U.S., and are introducing these potential clients to the website. Conditional on reaching a certain search ranking and a certain number of monthly page views, we believe that sales of the services and products will correlate with the unique monthly visits to the website.

As of September 30, 2013, we had 520 paying clients on the tattoo.com website.

ManufacturedHomes.com, ManufacturedHome.com and ManufacturedHouse.com

By building an interactive community of potential homebuyers, dealers, and manufacturers, ManufacturedHomes.com will establish itself as the definitive go-to finder site for manufactured home purchasers, dealers, manufacturers and lenders.

On August 2, 2012, we entered into a Domain Name Purchase Agreement pursuant to which we purchased the domain names known as www.manufacturedhome.com and www.manufacturedhouse.com, for total consideration of Fifty Thousand Dollars ($50,000), paid at closing. Further, on August 16, 2012, we entered into a Domain Name Purchase Agreement pursuant to which we purchased the domain name known as www.manufacturedhomes.com, for total consideration of One Hundred and Thirty Thousand Dollars ($130,000), paid at closing.

ManufacturedHomes.com has launched and is currently undergoing beta testing.

ManufacturedHome.com and ManufacturedHouse.com both currently drive traffic to ManufacturedHomes.com.  At the current time, management is not certain whether these domain names will become their own respective websites that are expected to generate revenue or if they will continue to drive traffic to ManufacturedHomes.com.

These domain names have been pledged as collateral in connection with a financing sale-leaseback with Domain Capital.

Sportify.com

Sportify.com aims to become a social network designed for recreational sports enthusiasts. Our intent is for the site to enable users to source, schedule, review, connect and participate in up to ninety (90) different recreational sports in a geographic area anywhere throughout the U.S. The complete functionality of the site is pending, and we believe it will take approximately two (2) years to incorporate and code all of our concepts into Sportify.com.

On December 31, 2012, we entered into a Securities Purchase Agreement pursuant to which we purchased 100% of the issued and outstanding equity interests of Sports Asylum, Inc. which owns and operates the intellectual property associated with www.sportify.com, in exchange for (a) the cancellation of a previous Secured Promissory Note issued to Sports Asylum, entered into on or about August 22, 2012 and with an outstanding principal balance of Two Hundred Eighty Five Thousand Dollars ($285,000) and (b) Two Hundred and Fifteen Thousand Dollars ($215,000) represented by promissory notes. On July 11, 2013, we entered into a First Amendment to Promissory Note with each of Jim Pakulis (“Pakulis”) (our President and Chief Executive Officer and one of our directors) and Sabas Carrillo (“Carrillo”) to extend the date that we will begin making payments thereunder from June 30, 2013 to September 30, 2013, and extended the maturity date of the notes by a corresponding three (3) months. On November 8, 2013, effective as of September 30, 2013, we entered into a Second Amendment to Promissory Note with each of Pakulis and Carrillo to extend the date that we will begin making payments thereunder from September 30, 2013 to December 31, 2013, and extended the maturity date of the notes by a corresponding three (3) months. See Note 19. Subsequent Events in the footnotes to the financial statements herewith for information regarding a Securities Purchase Agreement we entered into with Carrillo subsequent to the quarter ending pursuant to which we sold him shares of our common stock in full satisfaction of the principal balance and interest outstanding on the promissory note.

Sportify beta launched during the quarter ended March 31, 2013, including an App in Apple’s App Store, and is expected to fully launch by the quarter ending on June 30, 2014. We expect to begin generating nominal revenue during the quarter ending on June 30, 2014 and meaningful revenues during the quarter ending on December 31, 2014.

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

On January 25, 2013, we purchased the domain name known as www.modularhomes.com for One Hundred and Forty Thousand Dollars ($140,000), payable in a down payment of Fifty Thousand Dollars ($50,000) followed by  twelve (12) equal monthly payments for the remaining balance. On July 12, 2013, we modified our remaining payment obligation by increasing the purchase price by Six Thousand Dollars ($6,000) and extending the payment terms as follows: Two Thousand Dollars ($2,000) on July 15, 2013 and on the first of each month for five (5) subsequent months, followed by ten (10) monthly payments of Five Thousand Four Hundred and Sixty Dollars ($5,460) beginning January 1, 2014.  During the quarter ending on September 30, 2013, the remaining balance outstanding was paid.

ModularHomes.com is currently under development.

Modular Homes.com has been pledged as collateral in connection with a financing sale-leaseback with Domain Capital.

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

On August 7, 2012, we entered into a Domain Name Purchase Agreement and a Non-Recourse Secured Promissory Note pursuant to which we purchased the domain names known as www.rodeo.com and www.karate.com, for total consideration of Five Hundred Thousand Dollars ($500,000), with the entire purchase price represented by the Note. On October 25, 2012, we amended the Purchase Agreement and the Note. Pursuant to the terms of the amendments, we agreed to make payments of Fifty Thousand Dollars ($50,000) on each of August 15, 2012 and November 1, 2012, which we did. The balance of Four Hundred Thousand Dollars ($400,000) is to be paid in eighteen (18) equal monthly installments of Twenty Two Thousand Two Hundred and Twenty-Two Dollars ($22,222) beginning June 1, 2013, and continuing on the first day of each month thereafter. On June 28, 2013, both parties agreed to postpone all payments for a minimum of five (5) months or until mutually agreed.

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

Three and Nine Months Ended September 30, 2013 compared to the Three and Nine Months Ended September 30, 2012

Results of Operations

Revenue

Our sales, total revenue, total operating expenses and operating income for the three and nine months ended September 30, 2013, compared to the three and nine months ended September 30, 2012, were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Sales	$191,000	$4,335,000	$320,000	$12,172,000
Total revenue	191,000	4,335,000	320,000	12,172,000
Total operating expenses	964,000	3,129,000	2,327,000	9,312,000

Operating income	$(773,000)	$1,206,000	$(2,007,000)	$2,860,000

The significant decrease in sales from $4,335,000 for the three months ended September 30, 2012, to $191,000 for the three months ended September 30, 2013, a decrease of 96%, is because we are no longer advertising in and providing listing services to the medicinal cannabis industry vertical as a result of our sale of our finder site weedmaps.com. Similarly, we had a significant decrease in sales from $12,172,000 for the nine months ended September 30, 2012, to $320,000 during the nine months ended September 30, 2013.

The decrease in total revenue for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012, is a result of a decrease in the fees we charge for our listing packages and a decrease in the number of customers. The fee we charge for listing packages, in general, has decreased from the previous year primarily because we no longer advertise to and provide listing services to the medicinal cannabis industry vertical as a result of our sale of our finder site weedmaps.com. For example, during the three months ended September 30, 2012 an average listing package would range from $5,000 to $10,000, as compared to the three months ended September 30, 2013 where the average listing package was $126. We anticipate that, as traffic to and demand for our vertical finder websites increases, the average listing package price will increase, although we cannot be sure it will return to prior levels.

For the three months ended September 30, 2013 as compared to the previous quarter, we experienced an increase in our revenues of $89,000, from $102,000 for the three months ended June 30, 2013, to $191,000 for the three months ended September 30, 2013, an increase of 187%. The increase in revenue for the three months ended September 30, 2013 as compared to the three months ended June 30, 2013, is related to generating revenue from Tattoo.com and growth in the number of customers in the Tattoo industry. Nonetheless, the growth in our subscribers from tattoo.com has not been as strong as we had hoped, and as a result, our revenue growth has not been at the pace we anticipated.  As compared to the previous year, we have significantly fewer customers as a result of no longer having customers in the medical cannabis industry. During the three months ended September 30, 2012, we experienced significant growth in the number of our customers in the medical cannabis industry, which was attributable to an increase in the number of dispensaries that purchased our listing packages and, to a lesser extent, because we started offering our listing packages in new states such as Washington, Oregon and Michigan, in addition to our then-existing offerings in California and Colorado.

Below is a summary presentation of the average number of clients during each of the quarters ended September 30, 2013 and 2012, as well as those outstanding at the end of each period:

	Quarters Ended
	September 30, 2013	September 30, 2012

Average number of clients	521	2,153
Total clients at the end of the period	622	2,154

To date, the number of paying clients in the tattoo industry has been increasing in total; however, as was the case with our first finder site, weedmaps.com and our customer base in the medicinal cannabis industry, some of our customers in the tattoo industry as well as industries we will serve in the future have decided to terminate their advertising and listing services. The reasons for termination vary and include, but are not limited to, typical business cycles and/or internal business decisions made by our customers regarding their marketing and advertising budgets as it relates to the complex nature of their respective industry, less than an optimal number of customers being generated from the site, or site quality, which is primarily the responsibility of the URL owner.

Operating Expenses

Operating Expenses - Our operating expenses decreased significantly during the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, because we are no longer advertising to and providing listing services to the medicinal cannabis industry vertical as a result of our sale of our finder site weedmaps.com. However, as we increase the number of customers that we have in the tattoo industry we expect that our operating expenses will begin to increase accordingly.

The decrease in operating expenses from $3,129,000 for the three months ended September 30, 2012, to $964,000 for the three months ended September 30, 2013, a decrease of 69%, and from $9,312,000 for the nine months ended September 30, 2012 to $2,327,000 for the nine months ended September 30, 2013, a decrease of 75%, was because we are no longer advertising to and providing listing services to the medicinal cannabis industry vertical as a result of the sale of our finder site weedmaps.com, which was offset slightly by our efforts to expand our operations in other industries during the three and nine months ended September 30, 2013. In particular, during the nine months ended September 30, 2013, we decreased the number of technology specialists for our research and development department, including the number of coders, programmers and engineers whose responsibilities included, but were not limited to, developing software and additional finder sites. This was accompanied by decreases in salaries and employee benefits, decreases in professional fees which included fees for legal and accounting work as well as expenses related to our Securities and Exchange Commission filings and for fees paid to consultants related to business development, investor relations, sales contract work, and decreases in general and administrative expenses.

Salaries And Employee Benefits - During the three months ended September 30, 2013 and 2012, salaries and employee benefits were $363,000 and $1,455,000, respectively. During the nine months ended September 30, 2013 and 2012, salaries and employee benefits were $959,000 and $4,297,000, respectively. The significant decrease in salaries and employee benefits during the three and nine months ended September 30, 2013, as compared to the three and nine months ended September 30, 2012, was primarily because we are no longer advertising to and providing listing services to the medicinal cannabis industry vertical as a result of the sale of our finder site weedmaps.com, which decreased our need for certain operations, employees and staff which resulted in decreases in associated salaries and employee benefits as well as decreases in general and administrative costs.

Professional Fees - During the three months ended September 30, 2013 and 2012, professional fees were $378,000 and $815,000, respectively. During the nine months ended September 30, 2013 and 2012, professional fees were $778,000 and $2,292,000, respectively. This decrease during the three and nine months ended September 30, 2013 as compared to 2012 was a result of less spending for legal expenses related to us providing services to the medicinal cannabis industry and the unique legal circumstances of that industry. The decrease during the three and nine months ended September 30, 2013 as compared to 2012 was also a result of less spending on accounting and legal fees related to our SEC filings, which was slightly offset by our efforts to expand our operations serving the tattoo industry as well as other industries in which we expect to operate in during the year ended 2013, as well as our recent acquisitions.

General And Administrative Expenses - During the three months ended September 30, 2013 and 2012, general and administrative expenses were $133,000 and $326,000, respectively. During the nine months ended September 30, 2013 and 2012, general and administrative expenses were $343,000 and $933,000, respectively. The slight change in these expenses was primarily attributable to decreases in computer and internet expenses, spending on travel and on advertising expense, as well as significant decreases in insurances costs related to us no longer providing services to the medicinal cannabis industry and the unique legal circumstances of that industry which had previously increased our insurance costs.

Gain On Change In Fair Value Of Earn-Out Liability - As of December 31, 2012, all of our obligations pursuant to earn-out provisions were cancelled; therefore, there was no gain/loss on change in fair value of earn-out liability during the nine months ending September 30, 2013. The total non-cash gain on change in fair value of earn-out liability for the three and nine months ended September 30, 2012 was $201,000 and $5,954,000, respectively.

Liquidity and Capital Resources

Our cash, current assets, intangible assets, total assets, current liabilities, and total liabilities as of September 30, 2013 and September 30, 2012 were as follows:

	September 30, 2013	December 31, 2012
	(unaudited)	(audited)

Cash	$42,000	$514,000
Total current assets	1,514,000	2,237,000

Intangible assets:
Domain names	1,031,000	806,000
Trademarks	1,000	1,000.00
Web software	322,000	430,000
Goodwill	59,000	59,000
Total intangible assets	1,413,000	1,296,000

Total assets	3,735,000	5,196,000

Total current liabilities	3,004,000	3,094,000
Total long term liabilities	1,092,000	683,000
Total liabilities	$4,096,000	$3,777,000

We had a decrease in cash of $472,000, from $514,000 at December 31, 2012 to $42,000 at September 30, 2013. This was because we sold our finder site weedmaps.com and thus we generated less revenue, and to a lesser extent, as a result of cash used in our recent acquisitions.

Our intangible assets at September 30, 2013 consisted of the domain names of www.ManufacturedHome.com, www.ManufacturedHomes.com, www.ManufacturedHouse.com, www.Rodeo.com, www.Karate.com, and www.Sportify.com and its associated web software, as well as the recently acquired domain names acquisitions www.ModularHomes.com, www.TravelTrailer.com and www.ToyHaulers.com. The balance was goodwill which represented the premium paid for the Sportify acquisition.

Our current liabilities decreased by $90,000, from $3,100,000 at December 31, 2012 to $3,000,000 at September 30, 2013, primarily as a result of payments on notes payable related to our recent domain name acquisitions which was partially offset by an increase in notes payable (the Domain Capital current portion).  At September 30, 2013 we had $2,094,000 in federal and state taxes payable recorded as a current liability which represent amounts due and payable for the years ended December 31, 2011 and 2012.  For the year ended December 31, 2013, based on our operating losses for the nine months ended September 30, 2013, we may have federal loss carrybacks that then may reduce our federal tax liability.

Our total long-term liabilities increased by $409,000, from $683,000 at December 31, 2012 to $1,092,000 at September 30, 2013, as a result of reclassifying noncurrent debt to current, an increase in notes payable (the Domain Capital noncurrent portion), offset in part by payments on notes payable.

During the three months ended September 30, 2012, we recognized a non-cash gain of $201,000 on change in fair value of earn-out liability. For the nine months ended September 30, 2012, the total non-cash gain on change in fair value of earn-out liability that we recognized was $5,954,000.

Cash Requirements

We had approximately $42,000 in cash and cash equivalents as of September 30, 2013. Our net loss for the three and nine months ended September 30, 2013 was $776,000 and $2,010,000, respectively. We had a working capital deficit of approximately $1,491,000 at September 30, 2013. During the three months ended September 30, 2013, our principal source of liquidity was cash generated from our then-current operations as well as payments we received pursuant to the sale of the finder site weedmaps.com ($100,000) on each of July 25, 2013, August 25, 2013, and September 25, 2013, and the $100,000 a month for a total of nineteen (19) more months, which are reflected in our statements of cash flows under the section changes in operating assets and liabilities: other assets).  However, the growth in our subscribers from tattoo.com has not been as strong as we had hoped, and as a result, our revenue growth has not been at the pace we anticipated.  As a result of the foregoing, at our current burn rate, our cash on hand, together with the $100,000 per month that we will receive pursuant to the sale of our finder site weedmaps.com, is insufficient to cover our monthly expenses. We have had to, and will continue to, seek financing in the form of debt or stock sales to finance our operations until we reach break-even. We anticipate operating at break-even in the first quarter of 2014.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $508,000 for the nine months ended September 30, 2013, as compared to net cash from operating activities of $2,090,000 for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, the net cash used by operating activities consisted primarily of a net loss of $2,010,000 (including discontinued operations) which included an $18,000 loss related to the discontinued operations of General Health Solutions, and an increase in accounts payable and accrued liabilities of $28,000, an increase in prepaid expenses and deposits of $274,000, plus non-cash amortization and depreciation expense of $107,000 and $7,000, respectively. For the nine months ended September 30, 2012, the net cash provided by operating activities consisted primarily of net income of $7,949,000 (including discontinued operations), an increase in accounts payable and accrued liabilities of $415,000, a decrease in prepaid expenses and deposits of $811,000, and an increase in accounts receivable of $78,000, plus non-cash amortization and depreciation expense of $138,000 and $88,000, respectively.

Investments

We had net cash used in investing activities of $116,000 for the nine months ended September 30, 2013, as compared to $689,000 for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, the net cash used in investing activities was primarily related to purchases of furniture and computers and other equipment of $31,000, plus purchases of intangible assets of $85,000. For the nine months ended September 30, 2012, the net cash from investment activities was primarily a result of purchases of furniture and computers and other equipment of $72,000, plus purchases of intangible assets of $617,000.

Financing

We had net cash from financing activities of $151,000 for the nine months ended September 30, 2013, as compared to net cash used in financing activities of $2,101,000 for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, our net cash used in financing activities consisted solely of payments on notes payable related to our recent domain name acquisitions, offset by three convertible loans from a third-party in the aggregate amount of $138,500 and a leaseback accounted for as a note from a third party in the amount of $150,000. For the nine months ended September 30, 2012, our net cash used in financing activities consisted of payment on notes payable - related party related to the WeedMaps acquisition (reflected in our statements of cash flows under the section changes in operating assets and liabilities: other assets) and payments on notes payable related to the marijuana.com acquisition.

Debt Instruments, Guarantees, and Related Covenants

We have no disclosure required by this Item.

Critical Accounting Estimates

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in our fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of our reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. No amortization is recorded for goodwill with indefinite useful life. No goodwill impairment was recognized during the nine months ended September 30, 2013 and 2012, respectively.

Intangible Assets

In accordance with Goodwill and Other Intangible Assets, intangible assets that are determined not to have an indefinite useful life are subject to amortization. We amortize intangible assets using the straight-line method over their estimated useful lives.

Impairment of Long-Lived and Intangible Assets

In accordance with Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess the recoverability of the long-lived and intangible assets by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets. No impairment of intangible assets was recognized during the nine months ended September 30, 2013. No impairment of long-lived assets was recognized during the nine months ended September 30, 2013.

Contingent Consideration - Earn-outs

Contingent consideration, the earn-out provisions, which are classified as a liability, pursuant to ASC 805, are required to be re-measured to fair value at each reporting date and any changes in fair value subsequent to the acquisition date are recognized in earnings which could cause a material impact to, and volatility in, our operating results. The primary inputs in determining the fair value of the earn-outs that are re-measured to fair value are the quoted price of the underlying shares of our common stock and the probabilities for the three different scenarios in determining the likelihood of common share payouts. As of December 31, 2012, all of our obligations pursuant to earn-out provisions were cancelled; therefore, there was no gain/loss on change in fair value of earn-out liability during the nine months ending September 30, 2013.  For the three months ended September 30, 2012, we recognized a non-cash gain of $201,000 on change in fair value of earn-out liability. For the nine months ended September 30, 2012, the total non-cash gain on change in fair value of earn-out liability that we recognized was $5,954,000.

Net Loss

For the nine months ended September 30, 2013 and 2012, we had a net loss of $2,010,000 and net income of $7,949,000, respectively. The net loss we experienced during the nine months ended September 30, 2013 was primarily because we are no longer advertising to and providing listing services to the medicinal cannabis industry vertical as a result of the sale of our finder site weedmaps.com, and also as a result of our efforts to expand our operations serving the tattoo industry as well as other industries in which we expect to operate in during the year ended 2013. The net income we experienced during the nine months ended September 30, 2012 is primarily attributed to the $5,954,000 non-cash gain on change in fair value of the earn-our liability.

ITEM 3  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4  Controls and Procedures

(a)   Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2013, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(d)   Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2  Unregistered Sales of Equity Securities and Use of Proceeds

On July 11, 2013 and August 22, 2013 we entered into two (2) respective Securities Purchase Agreements with Asher Enterprises, Inc., pursuant to which we sold to Asher 8% Convertible Promissory Notes in the original principal amount of Fifty Three Thousand Dollars ($53,000), and Thirty-Two Thousand Five Hundred Dollars ($32,500), respectively (the “Notes”). The Notes have maturity dates of April 15, 2014, and May 27, 2014, respectively, and are convertible after 180 days into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean fifty-eight percent (58%) multiplied by the Market Price (representing a discount rate of forty-two percent (42%)). “Market Price” means the average of the lowest three Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Notes will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Notes can be prepaid by us at a premium as follows: (a) between 31 and 60 days after issuance - 114% of the principal amount; (b) between 61 and 90 days after issuance - 120% of the principal amount; (c) between 91 and 120 days after issuance - 124% of the principal amount; (d) between 121 and 180 days after issuance - 130% of the principal amount.  The purchase and sale of the Notes closed on July 16, 2013, and August 28, 2013, respectively, the dates that the purchase price was delivered to us.  The issuance of the Notes was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

On July 15, 2013, we issued an aggregate of Nine Hundred and Forty-Five Thousand (945,000) shares of our common stock, restricted in accordance with Rule 144, to seven (7) existing shareholders, who had previously purchased shares from us, as consideration under a Stock Issuance and Release Agreement (the “Release”) we entered into with each of them. The Release was the resolution of discussions with the investors regarding our efforts in pursuing an S-1 registration statement.  One of the shareholders that had previously purchased shares from us was James Pakulis, our Chief Executive Officer; he was issued One Hundred and Fifty Thousand (150,000) shares pursuant to the Release.  The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, and each investor was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

ITEM 3  Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4  Mine Safety Disclosures

Not applicable.

ITEM 5  Other Information

Sportify Notes

On December 31, 2012, we entered into a Securities Purchase Agreement by and among us, on the one hand, and Sports Asylum, Inc., a Nevada corporation, and its shareholders, Sabas Carrillo (“Carrillo”), an individual, and James Pakulis (“Pakulis”), an individual and one of our officers and directors, on the other hand.  Pursuant to the agreement, upon the closing of the transaction, we purchased 100% of the issued and outstanding equity interests of Sports Asylum in exchange for (a) the cancellation of a previous Secured Promissory Note issued to Sports Asylum, entered into on or about August 22, 2012 and with an outstanding principal balance of Two Hundred Eighty Five Thousand Dollars ($285,000) and (b) Two Hundred Fifteen Thousand Dollars ($215,000) represented by promissory notes in the original principal amount of One Hundred Sixty One Thousand Two Hundred Fifty Dollars ($161,250) to Pakulis and Fifty Three Thousand Seven Hundred Fifty ($53,750) to Carrillo.  The closing of the purchase took place on December 31, 2012.

On July 11, 2013, we entered into a First Amendment to Promissory Note with each of Pakulis and Carrillo to extend the date that we will begin making payments thereunder from June 30, 2013 to September 30, 2013, and extended the maturity date of the notes by a corresponding three months.  Then, on November 8, 2013, effective as of September 30, 2013, we entered into a Second Amendment to Promissory Note with each of Pakulis and Carrillo to extend the date that we will begin making payments thereunder from September 30, 2013 to December 31, 2013 and extended the maturity date of the notes by a corresponding three months.

ITEM 6  Exhibits

(a)  Exhibits

2.1 (1)	Agreement and Plan of Reorganization dated December 11, 2012.

2.2 (1)	Securities Purchase Agreement dated December 31, 2012.

3.1 (1)	Amended and Restated Articles of Incorporation of General Cannabis, Inc.

3.2 (1)	Certificate of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of General Cannabis, Inc.

10.1 (1)	First Amendment to Promissory Note with James Pakulis dated July 11, 2013.

10.2 (2)	First Amendment to Promissory Note with Sabas Carrillo dated July 11, 2013.

10.3 (2)	Amendment Exhibit A to Escrow Instructions and Agreement dated July 12, 2013.

10.4 (3)	Securities Purchase Agreement dated July 11, 2013

10.2 (3)	Convertible Promissory Note dated July 11, 2013

10.3 (4)	Transfer Agreement dated August 7, 2013.

10.4 (4)	Lease Agreement dated August 8, 2013.

10.5 (4)	Buyout Agreement dated August 8, 2013.

10.6 (5)	Securities Purchase Agreement dated August 22, 2013.

10.7 (5)	Convertible Promissory Note dated August 22, 2013.

10.8	Second Amendment to Promissory Note with James Pakulis dated November 8, 2013.

10.9	Second Amendment to Promissory Note with Sabas Carrillo dated November 8, 2013.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

100.INS **	XBRL Instance Document

100.SCH **	XBRL Schema Document

100.CAL **	XBRL Calculation Linkbase Document

100.DEF **	XBRL Definition Linkbase Document

100.LAB **	XBRL Lables Linkbase Document

100.PRE **	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form 10 dated January 29, 2013 and filed with the Commission on January 30, 2013.

(2)	Incorporated by reference from our Current Report on Form 8-K dated July 11, 2013, and filed with the Commission on July 15, 2013.

(3)	Incorporated by reference from our Current Report on Form 8-K dated July 11, 2013, and filed with the Commission on July 17, 2013.

(4)	Incorporated by reference from our Current Report on Form 8-K dated August 14, 2013, and filed with the Commission on August 19, 2013.

(5)	Incorporated by reference from our Current Report on Form 8-K dated August 28, 2013, and filed with the Commission on August 30, 2013.

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

SearchCore, Inc.

Dated: November 12, 2013		/s/ James Pakulis
	By:	James Pakulis
	Its:	President and Chief Executive Officer