Form 10-K
period 2013-12-31
SearchCore, Inc.
filed 2014-03-31
CIK 1281198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $4,059,519 based on the closing price of $0.215 on June 28, 2013. The voting stock held by non-affiliates on March 12, 2014 consisted of 18,881,482 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

(Applicable Only to Corporate Registrants)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 12, 2014, there were 44,868,772 shares of common stock, par value $0.001, issued and outstanding.

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

SEARCHCORE, INC.

FORM 10-K ANNUAL REPORT
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

PART I

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

ITEM 1 – BUSINESS

Recent Developments

Expanding Our Focus on Manufactured Homes

We have expanded our focus in an attempt to create additional income streams from industries, such as the manufactured housing and the travel trailer industries, for whom we have created, or are creating, search engine finder sites. Our expansion in this direction to create additional revenue is the result of several developments over the past year. First, the number of competitors in the finder site space has increased, and the internet presence and capital that some of those companies have far exceed our capabilities. For example, Google has more prominently entered into the finder site space by displaying colored photographs and locations of business search results at the top of the page. As a result of the increase in competition, and some of the competition such as Google owning the search engines, we believe this will create a more challenging environment to generate revenue. The second reason we decided to expand our focus is that we believe we are uniquely qualified to leverage our technology and retail expertise, specifically in the manufactured housing industry, and to a lesser extent, the travel trailer industry. Our staff currently has over 125 years of combined manufactured home industry experience. We believe this experience will assist us in negotiating terms with factories, hiring top tier talent, and identifying retail center locations.

ManufacturedHomes.com Finder Site

Our vertical finder site, www.ManufacturedHomes.com, acts as an information marketplace which provides detailed, focused and relevant information specific to the manufactured home product or service that a consumer is searching. We focus on becoming a top ranked website on all major search engines within the manufactured housing industry. We acquire premium domains, develop relevant content and resources as it relates to the manufactured housing industry, and execute campaigns within search engines to capture traffic.

For consumers, www.ManufacturedHomes.com is designed to provide the technological means necessary to quickly search information in order to get their desired results. Our finder site aggregates detailed data and information about specific businesses and products, along with reviews by other consumers, all of which when taken together create content in a value-added, engaging experience.

For manufactured home factories and retail centers, www.ManufacturedHomes.com provides a simple means to outsource their internet traffic aggregation and online marketing advertising. Our finder site manages various internet marketing tactics on behalf of our clients including Search Engine Optimization (SEO) and Search Engine Management (SEM). This process helps to increase the ranking of the finder site which makes the site easily accessible to prospective consumers. In short, we assist business owners in the manufactured housing industry to focus on their core product or service while alleviating the technological challenges associated with search engine optimization. www.ManufacturedHomes.com helps to narrow down the target market to those individuals that are highly targeted for the manufactured home factory or retail center.

Manufactured Homes Retail Centers

We believe there are gains to be realized through leveraging our finder site technology and capitalizing on other opportunities in a specific industry. As a result, we are currently expanding our focus in the manufactured housing industry and looking to leverage ancillary opportunities that we have discovered within that industry. Specifically, we are currently concentrating on the manufactured home retail center sector of the industry. In February 2014 we opened our first retail center in Rhome, Texas. We anticipate opening additional retail centers in the midwest, southeast and southwest regions of the country. The retail centers are operated by our wholly owned subsidiary, Wisdom Homes Of America, Inc.

The strategic reasons for concentrating in a specific industry such as the manufacturing housing industry include our management’s experience in both technology and retail center management, our ability to utilize technology in an industry in which technology has, for the most part, been either absent or lagged other comparable industries, and our portfolio of premium domains specific to the industry. In addition, our staff is regularly in communication with manufactured home factories and retail centers across the country in order to introduce them to our proprietary CRM system and the features offered on our geo-targeted website www.ManufacturedHomes.com. As a result of our regular communication with nationwide retailers, we believe we will be able to target regional trends developing in the manufactured housing industry.

Other Domain Names

We currently own key domain names in the manufactured and modular housing industries, as well as the travel trailer industry. These domains include manufacturedhomes.com, modularhomes.com, traveltrailer.com, and toyhaulers.com. We anticipate utilizing domain names related to manufactured housing as referral sources and/or landing pages which will direct the consumer to www.ManufacturedHomes.com. We will utilize the domain names related to the modular housing and travel trailer industry when we launch these sites.

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

We also generate revenues from photo and video production of content (i.e. Content Production). Typically, Content Production that we create on behalf of our clients is considered an add-on or ancillary service which are then displayed on our websites.

Finally, we anticipate generating revenues through our manufactured home retail center Wisdom Homes Of America, Inc., which we started in January 2014. We anticipate opening and/or acquiring additional retail centers in 2014 and branding them under the name Wisdom Homes Of America, Inc. Our first center was opened in Rhome, Texas in February, 2014. We will purchase factory built houses and sell them to the end user. We also anticipate structuring the sale of used manufactured homes.

There are several ways in which we sell a manufactured house. The first is custom orders where a consumer will decide on the model of the house, and we will purchase the factory built home and have it transported to our client’s location. Our client will then pay us at the time of installation. On some occasions, the house will first be brought to our retail center for retrofitting. The second is where a client purchases an existing home from our retail center and has it transported to their property for installation. By the second quarter of 2014, we anticipate having a variety of model homes of various sizes, floor plans, features and prices. Our retail sales centers will generally be located on a main road or highway for high visibility. Model homes may be displayed in a residential setting with sidewalks and landscaping. Each sales center usually employs a manager and one to five salespersons. In addition our internal sources, we intend to use outside financing sources to finance our inventory. Our retail centers employ salespersons that are compensated through a combination of salary and commission.

ManufacturedHomes.com Subscribers

Our clients in the manufactured housing industry are businesses and merchants wishing to leverage the power of the Internet to connect their brand, product or service to their customers. One of the primary methods for us to convert clients to a “paying” status, or to become a subscriber, is to allow clients to list and have minimal exposure on our site without paying a fee. Historically, once a client is represented on our site with an icon or listing, then that client begins to experience increase traffic to their brand, product or service. As a result, the client typically desires to convert into a paying customer, increasing their exposure on our site, and increasing the traffic to their location. This model is often referred to as a “freemium” type model which allows our clients to try our services before they subscribe. Businesses can utilize our marketing services for a period of time to gain first-hand exposure to our finder sites’ capabilities. We then create a fee-based monthly subscription agreement with the business. As time goes on, we have the ability to introduce various add-on packages that increase our client’s exposure, driving even more customer traffic to their businesses. In addition to the basic traffic-based programs, ancillary add-on packages and services are also available. These additional services will vary by industry segment, but can be highly valuable to a business. For example, we offer businesses advertising packages that can include banner ads placed on our finder sites, emails, texts, special promotions and events, as well as photo and video production of content such as virtual tours of our client’s establishments and products, which are then displayed on www.ManufacturedHomes.com.

The terms for advertising on the site are typically month to month. In general, clients begin in a lower advertising tier and then move up advertising tiers as their exposure and associated foot traffic increase.

Regions and Geographic Areas

We typically market our services based on geographic regions. For example, for any given geographic region, we will typically have a listing results page on www.ManufacturedHomes.com that can display up to a certain number of subscriber locations and an unlimited amount of non-paying client listings. Subscribers, in most cases, are provided page one placement, meaning subscribers’ business listings will be among the first listings within the search results on our finder sites. At the end of a given month, if the subscriber count is above a certain number, then the respective regional listing page is typically divided into smaller regions, provided it does not detract from the user experience and in effect creating more revenue generating opportunities for us. In this fashion, the more subscribers we have within a given geographic region, the better and more relevant the information on our finder site becomes, the better value received by visitors to our finder sites, which then generates more page views, and the more sub-regions we create and thus more revenue generating opportunities for us.

Advertising Package Tiers

We have created advertising package tiers in order to more easily distinguish the different services we offer at different price points for www.ManufacturedHomes.com. The different advertising package tiers also makes it easy for our clients to distinguish which package tiers are premium and thus likely to generate more traffic to their brand, product or service. The range of prices we charge for each advertising package tier differs per each finder site, per region, and per each tier package. Each region is internally created by us based on geographic location, industry density and demographics.

Listing Revenue

We generate revenues from fees we charge clients to advertise or list their location, products, and services on one of our finder websites. We recognize as revenue the fees we charge customers that advertise or list their related company on our websites.

For example, our listing packages typically are made up of two groups, Premium Listings and Standard Listings. The most important distinction between Premium Listings and Standard Listing packages is typically positioning on our finder websites. This distinction is important because the business that appears first in an internet search results list has an increased likelihood of a website visitor clicking on that business and thus “converting” the website visitor to a potential customer for our client. In general, being in the top section of the search results on any of our websites for a given geographical region is deemed preferable because of the increased conversion rates (or click-through rates). As a result, we charge a premium dollar amount for a Premium Listing so that the client is placed in the top section of search results for a given region.

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

Content Production Revenue

We generate revenues from photo and video production of content which is displayed on our finder website (i.e. Content Production). Typically, Content Production that we create on behalf of our clients is considered an add-on or ancillary service. We typically create video “virtual” tours of our client’s establishments and products, which are then displayed on our finder websites. We recognize as revenue the fees we charge customers for photo and video production services. All of our Content Production services are considered Content Production Revenue pursuant to our revenue recognition policy.

ManufacturedHomes.com

In September 2013 we launched our beta site for www.ManufacturedHomes.com. The www.ManufacturedHomes.com revenue model follows a subscription-based approach, generating recurring monthly revenue from Standard Listings, lead generation and advertising. In particular, www.ManufacturedHomes.com has begun to generate revenues from fees we charge clients in which the clients advertise or list their location, products, and services on www.ManufacturedHomes.com. We also expect to generate revenues from advertising and content production in which we charge clients for placing ads for their related companies on our websites, which can include banner ads, emails, texts, special promotions and events, and for photo and video production services in which we charge clients for creating virtual tours of our client’s establishments and products, which are then displayed on www.ManufacturedHomes.com.

ModularHomes.com, Toyhaulers.com and Traveltrailer.com

ModularHomes.com, Traveltrailer.com and Toyhaulers.com are currently under development or are scheduled for development later this year. We anticipate all three sites revenue models will also follow a subscription-based approach, generating recurring monthly revenue for Standard and Premium Listings, lead generation and advertising. In particular, we also expect to generate revenues from advertising and content production in which we charge clients for placing ads for their related companies on these sites, which can include banner ads, emails, texts, special promotions and events, and for photo and video production services in which we charge clients for creating virtual tours of our client’s establishments and products, which are then displayed on the sites.

WeedMaps Media, Inc.

On November 19, 2010, we acquired WeedMaps, LLC, which was merged with and into WeedMaps Media, Inc., our wholly-owned subsidiary. Prior to the sale of WeedMaps Media, Inc., on December 31, 2012, our first finder site, www.weedmaps.com, focused primarily on dispensaries in the medicinal cannabis industry. We were never engaged in the growing, harvesting, cultivation, possession, or distribution of cannabis. Instead, we focused on developing our finder site technology and associated business model which could then be implement in a myriad of industries. We no longer have any clients related to the medicinal cannabis industry.

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

Description of Business

Our business service is to connect consumers with brands, products and services via our finder sites. We create, operate and monetize vertical finder sites. We identify niche, fragmented and/or disjoined markets, and attempt to capitalize on those markets by incorporating our existing platform as it relates to technology, marketing, advertising and sales. Additionally, we are purchasing finder sites that may provide us with additional opportunities and streams of income. We only pursue markets in which we anticipate we will be the among the top finder sites in any respective industry. This includes marketing and services in both the business-to-business and the business-to-consumer marketplaces. When a consumer or business utilizes one of our finder sites, they are searching primarily for specific products, related items, social engagement, and/or reviews. Initially, we may waive all or a portion of advertising or marketing fees to clients who subscribe with us and market their brand, product or service on our finder sites. Once a client has subscribed with us then we offer various marketing packages that serve to increase the exposure of their business and thus increase the likelihood of connecting more consumers with their brand, product or service. We charge a fee for these various services. The fee varies depending on the service we provide. We believe that the previous success of our first finder site will enable us to continue and expand into other markets we believe has high growth potential.

Our Principal Services

Our services are offered through the following wholly owned subsidiaries:

Sportify, Inc.
VerticalCore Management, Inc.
VerticalCore Merchant, Inc.
VerticalCore Technologies, Inc.
VerticalCore Media, Inc.
Wisdom Homes of America, Inc.
Wisdom Financing of America, Inc., and
Wisdom Home Loans of America, Inc.

Other Subsidiaries

We have additional wholly-owned subsidiaries whose operations have been discontinued. These are:

General Marketing Solutions, Inc.
General Merchant Solutions, Inc.
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

On October 25, 2012, we amended the Purchase Agreement and the Note. Pursuant to the terms of the amendments, we agreed to make payments of Fifty Thousand Dollars ($50,000) on each of January 15, 2015 and April 15, 2015. The balance of $400,000 is to be paid in eighteen (18) equal monthly installments of Twenty Two Thousand Two Hundred Twenty Two Dollars ($22,222) beginning November 1, 2015, and continuing on the first (1st) day of each month thereafter.

We do not anticipate that the rodeo or karate industry will be a major focus of our finders site business going forward.

Additional Domain Names

On August 24, 2012, we entered into a Domain Names Purchase Agreement with High Level Technologies, Inc. pursuant to which we purchased 57 domain names as set forth in the Agreement, for total consideration of One Hundred Thousand Dollars ($100,000), paid at closing.

On February 22, 2013, we purchased the domain name known as www.traveltrailer.com. The purchase price was $50,000, payable $15,000 at closing and $5,000 per month over seven (7) consecutive months, and has been paid in full.

On February 27, 2013, we purchased the domain name known as www.toyhaulers.com. The purchase price was $30,000, payable $15,000 at closing and $2,500 per month over six (6) consecutive months, and has been paid in full.

Sports Asylum, Inc.

On December 31, 2012, we entered into a Securities Purchase Agreement by and among us, on the one hand, and Sports Asylum, Inc., a Nevada corporation, and its shareholders, Sabas Carrillo, an individual, and James Pakulis, an individual and one of our officers and directors, on the other hand. Pursuant to the agreement, upon the closing of the transaction, we purchased 100% of the issued and outstanding equity interests of Sports Asylum in exchange for (a) the cancellation of a previous Secured Promissory Note issued to Sports Asylum, entered into on or about August 22, 2012 and with an outstanding principal balance of Two Hundred Eighty Five Thousand Dollars ($285,000) and (b) Two Hundred Fifteen Thousand Dollars ($215,000) represented by promissory notes in the original principal amount of One Hundred Sixty One Thousand Two Hundred Fifty Dollars ($161,250) to Pakulis and Fifty Three Thousand Seven Hundred Fifty ($53,750) to Carrillo. The closing of the purchase took place on December 31, 2012. The Carrillo note has been satisfied in full. The Pakulis note has been amended to provide for a payment of $37,500 on January 1, 2015 and the balance in 23 equal monthly installments beginning on February 1, 2015.

Sports Asylum, Inc. owns and operates the intellectual property associated with www.sportify.com, and represents our introduction into the recreational sports industry. On March 5, 2015, we changed the name of Sports Asylum, Inc. to Sportify, Inc. We do not anticipate that the recreational sports industry will be a major focus of our finders site business going forward.

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

On February 5, 2014, we received a fully signed copy of a First Amendment to Management Agreement (the “First Amended Agreement”) dated as of January 27, 2014, pursuant to which Tattoo Interactive shall no longer have an obligation to reimburse us for any expenses or costs related to the Management Services as of January 1, 2014. The First Amended Agreement will automatically terminate on April 30, 2014 (the “Initial Term”) unless a separate written agreement is executed by the parties (if so extended, the “Extended Initial Term”). If the parties agree to an Extended Initial Term, the Management Agreement will automatically renew for successive one (1) year terms unless terminated in accordance with the terms set forth in the First Amended Agreement. During the Initial Term, pursuant to our revenue sharing agreement, we will pay Tattoo Interactive a minimum monthly payment of $15,000. During the Extended Initial Term, our minimum monthly payment will be $25,000.

We do not anticipate that the tattoo industry will be a major focus of our finders site business going forward.

Modularhomes.com

On January 25, 2013, we purchased the domain names known as www.modularhomes.com for total consideration of One Hundred Forty Thousand Dollars ($140,000), payable in down payment of Fifty Thousand Dollars ($50,000) and the balance over twelve (12) equal monthly payments, which has been satisfied in full.

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

Research and Development

Research and development expenses for our most recent fiscal year ended December 31, 2013, consisted mainly of compensation and overhead of research and development activities, namely coders and developers, and third party professional developer services firms performing research and development functions, such as coding. Research and development expenses for 2013 and 2012 were as follows:

	2012	2013
Programmers and testing	$501,000	$37,000
Developer firms	2,000	-
Purchased Software	-	-
	$503,000	$37,000

Our Employees

As of the date hereof, we have eight full-time employees and/or contractors working in our office, one of which is an officer, six of which are engaged in marketing, publishing and development, and one of which is engaged in administrative functions.

Organization Within the Last Five Years

SearchCore, Inc. was formed on July 14, 2003 in the State of Nevada as Tora Technologies, Inc. On November 21, 2006, we changed our name to Makeup.com Limited, on January 29, 1010, we changed our name to LC Luxuries Limited, and on November 5, 2010, we changed our name to General Cannabis, Inc. On January 6, 2012, we changed our name to SearchCore, Inc.

ITEM 1A. – RISK FACTORS.

As a smaller reporting company we are not required to provide a statement of risk factors. Nonetheless, we are voluntarily providing risk factors herein.

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

To date we have relied on cash flow from operations and the subsequent sale of our WeedMaps Media subsidiary to fund operations. On December 31, 2012, we sold WeedMaps Media, and we now have limited cash liquidity and capital resources. Our cash on hand as of December 31, 2012 was approximately $514,000. For the year ended December 31, 2012, our total revenue was approximately $16.4 million and our operating income was $4.2 million. However, the business that generated that income has been sold.

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

Our officers and directors beneficially own over 57% of our outstanding common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because they control such shares, investors may find it difficult to replace our directors and management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock. See “Principal Shareholders.”

Because our Chief Financial Officer does not provide his services to us on a full-time basis, he may not be able to devote a sufficient amount of time to our business operations or our reporting obligations pursuant to U.S. securities laws, which may cause our business to fail or cause non-compliance with our reporting obligations.

Munjit Johal, our Chief Financial Officer and a member of our Board of Directors, devotes approximately fifty percent (50%) of his time to our business. The remainder of his time is devoted to unrelated outside employment. Accordingly, he may not be able to devote sufficient time to the management of our business, as and when needed. While we do not believe there is a present conflict of interest with respect to Mr. Johal’s outside employment or the amount of time that he devotes to our business, it is possible that a conflict of interest could arise in the future. If a conflict of interest were to arise, it would be addressed by the remaining member or members of our Board of Directors.

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

The Internet marketing industry is undergoing rapid growth and substantial change. This has resulted in increasing consolidation and formation of strategic relationships. A cancellation of our relationship with any group with whom we have a current relationship, or any relationship we may form in the future, may have a negative impact on the company because it could limit our advertising exposure or the number of customers that use our websites. We make no assurance that any relationship we have established will continue.

Acquisitions or other consolidating transactions that don’t involve us could nevertheless harm us in a number of ways, including:

•
we could lose strategic relationships if our strategic partners are acquired by or enter into relationships with a competitor (which could cause us to lose access to distribution, content, technology and other resources);

•	the relationship between us and the strategic partner may deteriorate and cause an adverse effect on our business;
•	we could lose customers if competitors or users of competing technologies consolidate with our current or potential customers; and
•	our current competitors could become stronger, or new competitors could form, from consolidations.

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

Our operations are, in part, dependent upon the continued reliable operation of the information systems and networks of third parties. These include a variety of service providers including web browsers sites such as Google or MSN in which the majority of our customers locate us, internet and telephone providers or other communication providers such as for cell phone and texting. If these third parties do not provide reliable operation, our ability to service our customers will be impaired and our business, reputation and operating results could be harmed.

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

On December 31, 2012, we sold our WeedMaps Media, Inc. subsidiary to a third party, and part of the purchase price was a secured promissory note in the principal amount of $3,000,000. That note is secured by the assets of WeedMaps Media, including the domain name and website www.weedmaps.com. If the obligated party on the note were to default, and we were to foreclose on the collateral, we would temporarily hold and operate certain assets that may be considered illegal. In such an event, we would continue to operate the assets in order to keep them viable, seek a buyer, and sell the assets. During this time, the assets would be considered held-for-sale by us. In addition, as per the secured promissory note, should the obligated party be forced to cease operations as a direct result of law enforcement actions, then the obligated party will not longer be responsible for the outstanding debt owed to us on the promissory note.

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

James Pakulis, our President and Chief Executive Officer, is the owner of 25,967,290 shares of our common stock, representing over 57% of our total issued shares. Mr. Pakulis may be able to sell up to 1% of our outstanding stock (currently approximately 448,000 shares) every 90 days in the open market pursuant to Rule 144, which may have a negative effect on our stock price and may prevent us from obtaining additional capital. In addition, if Mr. Pakulis is selling his stock into the open market, it may make it difficult or impossible for investors to sell their stock at any price.

Our common stock is governed under The Securities Enforcement and Penny Stock Reform Act of 1990.

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Securities and Exchange Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Such exceptions include any equity security listed on NASDAQ and any equity security issued by an issuer that has (i) net tangible assets of at least $2,000,000, if such issuer has been in continuous operation for three years, (ii) net tangible assets of at least $5,000,000, if such issuer has been in continuous operation for less than three years, or (iii) average annual revenue of at least $6,000,000, if such issuer has been in continuous operation for less than three years. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

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

During February 2014, we entered into a new lease at 4888 FM 2264, Rhome, TX. The parcel is approximately a 2-acre tract of land. Pursuant to the terms of the lease, our rent is $1,300 per month for 24 months.

ITEM 3 – LEGAL PROCEEDINGS

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

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The following table sets forth the high and low transaction price for each quarter within the fiscal years ended December 31, 2013, 2012, and 2011, as provided by OTC Markets Group, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended		Transaction Prices
December 31,	Period	High	Low

2011	First Quarter	$4.48	$1.53
	Second Quarter	$4.90	$2.75
	Third Quarter	$3.40	$1.50
	Fourth Quarter	$2.18	$1.15

2012	First Quarter	$1.55	$0.515
	Second Quarter	$1.01	$0.385
	Third Quarter	$0.90	$0.25
	Fourth Quarter	$0.89	$0.30

2013	First Quarter	$0.52	$0.225
	Second Quarter	$0.28	$0.17
	Third Quarter	$0.215	$0.12
	Fourth Quarter	$0.17	$0.09

2014	First Quarter (through February 28, 2014)	$0.10	$0.05

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

Holders

As of March 12, 2014, there were 44,868,772 shares of our common stock issued and outstanding and held by 103 holders of record.

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

Recent Sales of Unregistered Securities

The following sales of equity securities by the Company occurred during the three month period ended December 31, 2013.

On October 25, 2013, we entered into a Securities Purchase Agreement with a third-party creditor pursuant to which we sold Three Hundred Ninety-Five Thousand Eight Hundred and Five (395,805) shares of our common stock, restricted in accordance with Rule 144, at a per-share purchase price of Sixteen and One-Half Cents ($0.165), for a total purchase price of Sixty-Five Thousand Three Hundred and Seven Dollars and Eighty-One Cents ($65,307.81). The Purchase Price was paid by full satisfaction of accounts payable owed to the creditor by the Company in the amount of Eleven Thousand One Hundred and Twenty-Five Dollars ($11,125), and in full satisfaction of a promissory note in the original principal amount of Fifty-Three Thousand Seven Hundred and Fifty Dollars ($53,750) entered into with the creditor on or about December 31, 2012. The principal and interest outstanding on the promissory note as of October 18, 2013 was Fifty-Four Thousand One Hundred Eighty-Two Dollars and Eighty-One Cents ($54,182.81). The purchase and sale of the shares closed on October 25, 2013.

The shares issued pursuant to the Securities Purchase Agreement were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) promulgated thereunder. The Purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

On December 12, 2013, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher a 8% Convertible Promissory Note in the original principal amount of $63,000 (the “Note”). The Note has a maturity date of September 16, 2014, and is convertible after 180 days into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium as follows: (a) between 31 and 60 days after issuance – 114% of the principal amount; (b) between 61 and 90 days after issuance – 120% of the principal amount; (c) between 91 and 120 days after issuance – 124% of the principal amount; (d) between 121 and 180 days after issuance – 130% of the principal amount. The purchase and sale of the Note closed on December 23, 2013, the date that the purchase price was delivered to us.

The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

ITEM 6 – SELECTED FINANCIAL DATA

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

Summary Overview

We, together with our wholly owned subsidiaries, are engaged in developing, operating and monetizing vertical finder websites in numerous industries. We currently are focusing our efforts primarily in the manufactured home industry because of the opportunities to expand our income stream, but during the prior year we also focused on the recreational sports and tattoo industries. We provide services in three different sectors; media, technology and marketing. All of our operations are conducted through our wholly-owned subsidiaries, each of which is incorporated or qualified to do business in the states in which it does so.

All of our revenue during the twelve months ended December 31, 2012 was generated by our then wholly-owned subsidiary, WeedMaps Media, Inc., which operated www.weedmaps.com as a finder website that aided consumers in finding medicinal cannabis dispensaries. The dispensaries paid a listing fee to WeedMaps Media in order to post their dispensary information on the website.

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
___________________
1 http://www.emarketer.com/newsroom/index.php/google-display-ad-leader/

Our Plan Of Operation

We are currently focused on the manufactured home industry, but in the past year we also developed or marketed websites in the recreational sports and tattoo industries.

Our Process for Vertical Finder Site Development

We have a systematic approach to the development of our finder sites which allows us to budget our time and resources as we expand and manage our base of finder sites. We believe the timeframe and costs should decrease and then stabilize as a result of efficiently executing the full finder site development. For a finder site to reach scalability, with the fewest malfunctions which cause downtime, it is imperative that the site goes through its normal build life cycle. Additionally, we will evaluate the finder site to determine if there are opportunities for additional streams of income to the company.

Costs Of And Funding Our Vertical Finder Site Development

We currently have several finder sites under development. The costs associated with developing our finder sites include, but are not limited to, expenses for our programmers, coders, UI design and content creation. Our total monthly expense for development averages from $50,000 to $60,000 per month. To date, we have funded our development operations from cash on hand, the monthly $100,000 we receive pursuant to the sale of WeedMaps, which we will receive for at least the next year, the monthly $10,000 we receive pursuant to our agreement with Tattoo Interactive, which is scheduled to terminate in mid-2014, and to a lesser extent, the listing and advertising revenue we generated from Tattoo.com.

Status Of Each Of Our Finder Sites

Tattoo.com

On January 21, 2013, we entered into a Management Agreement with Tattoo Interactive, LLC pursuant to which we performed various marketing, promotion, and website management services with respect to the domain name known as www.tattoo.com. The Agreement had an initial term of 12 months and automatically renews for successive one-year terms unless terminated in accordance with its terms. In February 2014, its initial term was extended to April 30, 2014. Pursuant to the Agreement, we received twenty percent of all advertising revenue, and after the payment of the advertising revenue, we received sixty five percent of all remaining designated gross revenue. We have a right of first refusal in the event Tattoo Interactive elects to sell the domain name, and in the event certain revenue goals, as set forth in the agreement, are satisfied, we will be granted certain equity interests in Tattoo Interactive.

Prior to our entering into the Management Agreement with the owners of the domain name, the site was operational and had nominal revenue. We began generating revenue and signing subscription agreements with clients. The fees charged in the subscription agreements are month-to-month and range from $99 to $599. Unfortunately, revenues have not been as expected, and we do not anticipate renewing the Management Agreement.

ManufacturedHomes.com, ManufacturedHome.com and ManufacturedHouse.com

By building an interactive community of potential homebuyers, dealers, and manufacturers, we believe www.ManufacturedHomes.com will establish itself as the definitive go-to finder site for manufactured home purchasers, dealers, manufacturers and lenders.

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

Manufactured Homes Retail Centers

We believe there are gains to be realized through leveraging our finder site technology and capitalizing on other opportunities in a specific industry. As a result, we are currently expanding our focus in the manufactured housing industry and looking to leverage ancillary opportunities that we have discovered within that industry. Specifically, we are currently concentrating on the manufactured home retail center sector of the industry. In February 2014 we opened our first retail center in Rhome, Texas. We anticipate opening additional retail centers in the midwest, southeast and southwest regions of the country. The retail centers are operated by our wholly owned subsidiary, Wisdom Homes Of America, Inc.

The strategic reasons for concentrating in a specific industry such as the manufacturing housing industry include our management’s experience in both technology and retail center management, our ability to utilize technology in an industry in which technology has, for the most part, been either absent or lagged other comparable industries, and our portfolio of premium domains specific to the industry. In addition, our staff is regularly in communication with manufactured home factories and retail centers across the country in order to introduce them to our proprietary CRM system and the features offered on our geo-targeted website www.manufacturedhomes.com. As a result of our regular communication with nationwide retailers, we believe we will be able to target regional trends developing in the manufactured housing industry.

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

During the quarter ended December 31, 2013, we entered into a definitive plan to sell the assets related to Sportify.com which includes the web software, trademarks, nonpremium sports-related domain names and goodwill associated with our acquisition of Sports Asylum, Inc. Sports Asylum, Inc. owns and operates the intellectual property associated with www.sportify.com. Management decided to focus our efforts and resources to expanding our operations in the manufactured housing industry through our highly specific search-driven internet marketing finder site called www.ManufacturedHomes.com.

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

On January 25, 2013, we purchased the domain name known as www.modularhomes.com for $140,000, payable in a down payment of $50,000 and the balance over twelve equal monthly payments. ModularHomes.com is currently under development and is expected to launch later this year. We expect to begin generating nominal revenues by the end of this year, and conditional on reaching a certain search ranking and number of monthly page views, begin generating meaningful revenues during the quarter ended June 30, 2015.

Karate.com and Rodeo.com

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

During the quarter ended December 31, 2013, we entered into a definitive plan to sell the premium domain names Karate.com and Rodeo.com. Management decided to focus our efforts and resources to expanding our operations in the manufactured housing industry through our highly specific search-driven internet marketing finder site called www.ManufacturedHomes.com.

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

Year Ended December 31, 2013 compared to the Year Ended December 31, 2012

Results of Operations

Revenue

Our sales, total revenue, total operating expenses and operating income for the year ended December 31, 2013, compared to the year ended December 31, 2012, were as follows:

	Years Ended
	December 31, 2013	December 31, 2012	Percent Change

Sales	$606,000	$16,422,000	(96)%
Total revenue	606,000	16,422,000	(96)%
Total operating expenses	3,455,000	12,196,000	(72)%

Operating (loss) income	$(2,849,000)	$4,226,000	(167)%

The significant decrease in sales from $16,422,000 for the year ended December 31, 2012, to $606,000 for the year ended December 31, 2013, a decrease of 96%, is because we are no longer advertising in and providing listing services to the medicinal cannabis industry vertical as a result of our sale of our finder site weedmaps.com.

The decrease in total revenue for the year ended December 31, 2013 as compared to the year ended December 31, 2012, is a result of a decrease in the fees we charge for our listing packages and a decrease in the number of customers. The fee we charge for listing packages, in general, has decreased from the previous year primarily because we no longer advertise to and provide listing services to the medicinal cannabis industry vertical as a result of our sale of our finder site weedmaps.com. For example, during the year ended December 31, 2012 an average listing package would range from $5,000 to $10,000, as compared to the year ended December 31, 2013 where the average listing package was $5,000 per month for a manufactured home factory and $595 per month for a manufactured home dealership. We anticipate that, as traffic to and demand for our vertical finder websites increases, the average listing package price will increase, although we cannot be sure it will return to prior levels.

For the quarter ended December 31, 2013 as compared to the previous quarter ended September 30, 2013, we experienced an increase in our revenues of $95,000, from $191,000 for the quarter ended September 30, 2013, to $286,000 for the quarter ended December 31, 2013, an increase of 50%. The increase in revenue for the quarter ended December 31, 2013 as compared to the quarter ended September 30, 2013, is related to generating revenue from Tattoo.com and ManufacturedHomes.com. The growth in our subscribers from tattoo.com has not been as strong as we had hoped, and as a result, our revenue growth has not been at the pace we anticipated. As compared to the previous year, we have significantly fewer customers as a result of no longer having customers in the medical cannabis industry. During the year ended December 31, 2012, we experienced significant growth in the number of our customers in the medical cannabis industry, which was attributable to an increase in the number of dispensaries that purchased our listing packages and, to a lesser extent, because we started offering our listing packages in new states such as Washington, Oregon and Michigan, in addition to our then-existing offerings in California and Colorado.

Below is a summary presentation of the average number of clients during each of the years ended December 31, 2013 and 2012, as well as those outstanding at the end of each period:

	Years Ended
	December 31, 2013	December 31, 2012

Average number of clients	355	2,134
Total clients at the end of the period	639	2,140

Below is a summary presentation of the number of clients during each of the quarters ended 2013:

	Quarters Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Total clients at the end of the period	53	335	622	639

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

Operating Expenses

Operating Expenses - Our operating expenses decreased significantly during the year ended December 31, 2013, as compared to the year ended December 31, 2012, because we are no longer advertising to and providing listing services to the medicinal cannabis industry vertical as a result of our sale of our finder site weedmaps.com. However, as we increase the number of customers that we have in the tattoo and manufactured home industries we expect that our operating expenses will begin to increase accordingly.

The decrease in operating expenses from $12,196,000 for the year ended December 31, 2012, to $3,455,000 for the year ended December 31, 2013, a decrease of 72%, is because we are no longer advertising to and providing listing services to the medicinal cannabis industry vertical as a result of the sale of our finder site weedmaps.com, which was offset slightly by our efforts to expand our operations in other industries during the year ended December 31, 2013. In particular, during the year ended December 31, 2013, we decreased the number of technology specialists for our research and development department, including the number of coders, programmers and engineers whose responsibilities included, but were not limited to, developing software and additional finder sites. This was accompanied by decreases in salaries and employee benefits, decreases in professional fees which included fees for legal and accounting work as well as expenses related to our Securities and Exchange Commission filings and for fees paid to consultants related to business development, investor relations, sales contract work, and decreases in general and administrative expenses.

Salaries And Employee Benefits - During the years ended December 31, 2013 and 2012, salaries and employee benefits were $1,086,000 and $5,578,000, respectively. The significant decrease in salaries and employee benefits during the year ended December 31, 2013, as compared to the year ended December 31, 2012, was primarily because we are no longer advertising to and providing listing services to the medicinal cannabis industry vertical as a result of the sale of our finder site weedmaps.com, which decreased our need for certain operations, employees and staff which resulted in decreases in associated salaries and employee benefits as well as decreases in general and administrative costs.

Professional Fees - During the year ended December 31, 2013 and 2012, professional fees were $1,483,000 and $2,757,000, respectively. This decrease during the year ended December 31, 2013 as compared to 2012 was a result of less spending for legal expenses related to us providing services to the medicinal cannabis industry and the unique legal circumstances of that industry and was also a result of less spending on accounting and legal fees related to our SEC filings, which was slightly offset by our efforts to expand our operations serving the tattoo and manufactured home industries as well as other industries in which we expect to operate in during the year ended 2013.

General And Administrative Expenses - During the year ended December 31, 2013 and 2012, general and administrative expenses were $408,000 and $1,440,000, respectively. The decrease in these expenses was primarily attributable to decreases in computer and internet expenses, spending on travel and on advertising expense, as well as significant decreases in insurances costs related to us no longer providing services to the medicinal cannabis industry and the unique legal circumstances of that industry which had previously increased our insurance costs.

Liquidity and Capital Resources

Our cash, current assets, intangible assets, total assets, current liabilities, and total liabilities as of December 31, 2013 and December 31, 2012 were as follows:

	December 31, 2013 (audited)	December 31, 2012 (audited)	Percentage Change

Cash	$93,000	$514,000	(81.9)%
Total current assets	1,412,000	2,237,000	(36.9)%

Intangible assets:
Domain names	421,000	196,000	114.8%
Total intangible assets	421,000	196,000	114.8%

Total assets	3,383,000	5,196,000	(34.9)%

Total current liabilities	2,589,000	2,694,000	(3.9)%
Total long term liabilities	776,000	1,083,000	(28.3)%
Total liabilities	$3,365,000	$3,777,000	(10.9)%

We had a decrease in cash of $421,000, from $514,000 at December 31, 2012 to $93,000 at December 31, 2013. This was because we sold our finder site weedmaps.com and thus we generated less revenue, and to a lesser extent, as a result of cash used in our recent acquisitions.

Our intangible assets at December 31, 2013 consisted of the domain names of www.ManufacturedHome.com, www.ManufacturedHomes.com, www.ManufacturedHouse.com, as well as the recently acquired domain names acquisitions www.ModularHomes.com, www.TravelTrailer.com and www.ToyHaulers.com.

Our current liabilities decreased by $105,000, from $2,694,000 at December 31, 2012 to $2,589,000 at December 31, 2013, primarily as a result of payments on notes payable related to our recent domain name acquisitions and a reduction in the amount we had recorded in federal and state taxes payable based on the loss carrybacks from losses during the year ended December 31, 2013, which were partially offset by an increase in notes payable (the Domain Capital and Asher current portions). At December 31, 2013 we had $1,196,000 in federal and state taxes payable recorded as a current liability which represent amounts due and payable for the years ended December 31, 2011 and 2012.

Our total long-term liabilities decreased by $307,000, from $1,083,000 at December 31, 2012 to $776,000 at December 31, 2013, in large part to a reduction in the amount we had recorded in deferred taxes liability based on the loss carrybacks from losses during the year ended December 31, 2013 and to an increase in notes payable (the Domain Capital noncurrent portion), which were offset in part by payments on notes payable.

Cash Requirements

We had approximately $93,000 in cash and cash equivalents as of December 31, 2013. Our net loss for the year ended December 31, 2013 was $1,696,000. We had a working capital deficit of approximately $1,177,000 at December 31, 2013. During the year ended December 31, 2013, our principal source of liquidity was cash generated from our then-current operations as well as payments we received pursuant to the sale of the finder site weedmaps.com which during the year ended December 31, 2013 totaled $1,350,000 and will continue for $100,000 a month for a total of seventeen (17) more months ($1,200,000 for the year ended December 31, 2014 and $515,500 for the year ended December 31, 2015), which are reflected in our statements of cash flows under the section changes in operating assets and liabilities: other assets). However, the growth in our subscribers from tattoo.com and manufacturedhomes.com has not been as strong as we had hoped, and as a result, our revenue growth has not been at the pace we anticipated. As a result of the foregoing, at our current burn rate, our cash on hand, together with the $100,000 per month that we will receive pursuant to the sale of our finder site weedmaps.com, is insufficient to cover our monthly expenses. We have had to, and will continue to, seek financing in the form of debt or stock sales to finance our operations until we reach break-even. We anticipate operating at break-even in the fourth quarter of 2014.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $457,000 for the year ended December 31, 2013, as compared to net cash from operating activities of $3.3 million for the year ended December 31, 2012. For the year ended December 31, 2013, the net cash used by operating activities consisted primarily of a net loss of $1,696,000 which included an $14,000 loss related to the discontinued operations of General Health Solutions, and a decrease in accounts payable and accrued liabilities of $639,000, an increase in prepaid expenses and deposits of $485,000, plus non-cash amortization and depreciation expense of $143,000 and $9,900, respectively. For the year ended December 31, 2012, the net cash provided by operating activities consisted primarily of net income of $15,264,000 (including discontinued operations), an increase in accounts payable and accrued liabilities of $1,316,000, a decrease in prepaid expenses and deposits of $326,000, and an increase in accounts receivable of $149,000, plus non-cash amortization and depreciation expense of $184,000 and $121,000, respectively.

Investments

We had net cash used in investing activities of $116,000 for the year ended December 31, 2013, as compared to $1,198,000 for the year ended December 31, 2012. For the year ended December 31, 2013, the net cash used in investing activities was primarily related to purchases of furniture, computers and other equipment of $31,000, plus purchases of intangible assets of $85,000. For the year ended December 31, 2012, the net cash from investment activities was primarily a result of purchases of furniture, computers and other equipment of $160,000, plus purchases of intangible assets of $1,039,000.

Financing

We had net cash from financing activities of $152,000 for the year ended December 31, 2013, as compared to net cash used in financing activities of $3,104,000 for the year ended December 31, 2012. For the year ended December 31, 2013, our net cash used in financing activities consisted solely of payments on notes payable related to our recent domain name acquisitions, offset by three convertible loans from a third-party in the aggregate amount of $138,500 and a leaseback accounted for as a note from a third party in the amount of $150,000. For the year ended December 31, 2012, our net cash used in financing activities consisted of payment on notes payable - related party related to the WeedMaps acquisition (reflected in our statements of cash flows under the section changes in operating assets and liabilities: other assets) and payments on notes payable related to the marijuana.com acquisition.

Debt Instruments, Guarantees, and Related Covenants

We have no disclosure required by this Item.

Critical Accounting Estimates

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in our fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of our reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. No amortization is recorded for goodwill with indefinite useful life. No goodwill impairment was recognized during the year ended December 31, 2013 and 2012, respectively.

Intangible Assets

In accordance with Goodwill and Other Intangible Assets, intangible assets that are determined not to have an indefinite useful life are subject to amortization. We amortize intangible assets using the straight-line method over their estimated useful lives.

Impairment of Long-Lived and Intangible Assets

In accordance with Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess the recoverability of the long-lived and intangible assets by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets. No impairment of intangible assets was recognized during the years ended December 31, 2013 and 2012. No impairment of long-lived assets was recognized during the years ended December 31, 2013 and 2012.

Contingent Consideration - Earn-outs

Contingent consideration, the earn-out provisions, which are classified as a liability, pursuant to ASC 805, are required to be re-measured to fair value at each reporting date and any changes in fair value subsequent to the acquisition date are recognized in earnings which could cause a material impact to, and volatility in, our operating results. The primary inputs in determining the fair value of the earn-outs that are re-measured to fair value are the quoted price of the underlying shares of our common stock and the probabilities for the three different scenarios in determining the likelihood of common share payouts. As of December 31, 2012, all of our obligations pursuant to earn-out provisions were cancelled; therefore, there was no gain/loss on change in fair value of earn-out liability during the year ending December 31, 2013. For the year ended December 31, 2012, the total non-cash gain on change in fair value of earn-out liability that we recognized was $5,954,000.

Net Loss

For the year ended December 31, 2013 and 2012, we had a net loss of $1,696,000 and net income of $15,264,000, respectively. The net loss we experienced during the year ended December 31, 2013 was primarily because we are no longer advertising to and providing listing services to the medicinal cannabis industry vertical as a result of the sale of our finder site weedmaps.com, and also as a result of our efforts to expand our operations serving the tattoo and manufactured home industries as well as other industries in which we expect to operate in during the year ended 2013. The net income we experienced during the year ended December 31, 2012 is primarily attributed to the $5,954,000 non-cash gain on change in fair value of the earn-our liability and the 7,795,627 gain on sale of WeedMaps Media, Inc.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of SearchCore, Inc.
Lake Forest, California

We have audited the accompanying consolidated financial statements of SearchCore, Inc. (Company) (a California corporation), which comprise the balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of income, retained earnings, and cash flows for the years then ended, and the related notes to the consolidated financial statements.

Management’s Responsibility for the Consolidated Financial Statements

Management is responsible for the preparation and fair presentation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America; this includes the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

Auditor’s Responsibility

Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We conducted our audits with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free from material misstatement.

An audit involves performing procedures to obtain audit evidence about the amounts and disclosures in the consolidated financial statements. The procedures selected depend on the auditor’s judgment, including the assessment of the risks of material misstatement of the consolidated financial statements, whether due to fraud or error. In making those risk assessments, the auditor considers internal control relevant to the entity’s preparation and fair presentation of the consolidated financial statements in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control. Accordingly, we express no such opinion. An audit also includes evaluating the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.

We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SearchCore, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

Dana Point, California
March 31, 2014

SEARCHCORE, INC.

Condensed Consolidated Balance Sheets (Audited)

	December 30,	December 31,
	2013	2012
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$93,152	$514,382
Accounts receivable	81,497	-
Other current assets	1,237,365	1,542,800
Current assets - discontinued operations	-	180,099
TOTAL CURRENT ASSETS	$1,412,014	$2,237,281

Property and equipment, net	26,155	5,118
Intangible assets:
Domain names	420,862	195,602
Other assets	567,554	1,658,072
Other assets - discontinued operations	956,436	1,099,604

TOTAL ASSETS	$3,383,021	$5,195,677

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$201,472	$120,852
Accrued liabilities	2,030,680	2,218,746
Notes payable	196,087	53,750
Notes payable - related party	-	161,250
Current liabilities - discontinued operations	161,226	139,826

TOTAL CURRENT LIABILITIES	$2,589,465	$2,694,424

LONG TERM LIABILITIES

Other accrued liabilities	118,750	682,857
Notes payable	95,519	-
Notes payable - related party	161,250	-
Noncurrent liabilities - discontinued operations	400,000	400,000

TOTAL LONG TERM LIABILITIES	775,519	1,082,857

TOTAL LIABILITIES	$3,364,984	$3,777,281

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value: 20,000,000 shares authorized;
zero shares issued and outstanding at December 31, 2013;
zero shares issued and outstanding at December 31, 2012;	-	-
Common stock, $0.001 par value: 200,000,000 shares authorized;
39,368,772 shares issued and outstanding at December 31, 2013,
80,549,563 shares issued and outstanding at December 31, 2012,	39,369	37,968
Treasury stock;
Zero shares issued and outstanding at December 31, 2013,
42,581,596 shares issued and outstanding at December 31, 2012,	-	-
Paid-in capital	(10,717,336)	(11,011,418)
Retained earnings	10,696,004	12,391,846

TOTAL STOCKHOLDERS' EQUITY	18,037	1,418,396

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,383,021	$5,195,677

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEARCHCORE, INC.

Condensed Consolidated Statements of Operations (Audited)

	Years Ended
	December 31,	December 31,
	2013	2012

REVENUE
Sales	$605,807	$16,421,688

Total revenue	605,807	16,421,688

OPERATING EXPENSES
Cost of sales	182,990	1,007,116
Selling, general and administrative expenses	3,271,643	11,188,799

Total operating expenses	3,454,633	12,195,915

Operating Income (loss)	(2,848,826)	4,225,773

Other Income (Expense)
Gain on sale of WeedMaps Media, Inc.	-	7,795,627
Gain on change in fair value of earn-out liabilities	-	5,954,030
Loss on write off, note receivable - discontinued operations	(188,147)	-
Interest income	-	1,313
Interest expense	(36,160)	(44,947)

Total other income	(224,307)	13,706,023

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,073,133)	17,931,796

Provision for Income Taxes	(1,391,250)	2,556,590
INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,681,883)	15,375,206

Loss from discontinued operations, net of $9,000 and $74,300 tax benefit for the years ended December 31, 2013 and 2012, respectively.	(13,959)	(111,435)

NET INCOME (LOSS)	$(1,695,842)	$15,263,771

Income (loss) per share, Basic and Diluted
Income (loss) from continuing operations	$(0.04)	$0.18
Income (loss) from discontinued operations	0.00	(0.00)
Total income (loss) per share	$(0.04)	$0.18

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	42,597,940	84,395,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEARCHCORE, INC.

Condensed Consolidated Statements of Cash Flows (Audited)

	Years Ended
	December 31,	December 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(1,695,842)	$15,263,771
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	9,873	121,175
Amortization	143,168	184,409
Stock-based compensation	230,175	210,000
Gain on sale of WeedMaps	—	(7,795,627)
Gain on change in fair value of earn-out liabilities	—	(5,954,030)
Changes in operating assets and liabilities:
Accounts receivable	(81,497)	148,591
Inventories	—	9,830
Prepaid expenses and deposits	485,534	(326,425)
Other assets	1,090,518	126,236
Accounts payable and accrued liabilities	(639,028)	1,316,474

Net cash (used in) provided by operating activities	(457,099)	3,304,404

Cash flows used in investing activities:
Purchases of property and equipment	(30,910)	(159,737)
Purchases of intangible assets	(85,260)	(1,038,632)

Net cash used in investing activities	(116,170)	(1,198,369)

Cash flows from financing activities:
Payments on note payable	(136,461)	(758,982)
Proceeds from note payable	288,500	—
Payments on note payable - related party	—	(2,345,261)

Net cash from (used) in financing activities	152,039	(3,104,243)

Net decrease in cash and cash equivalents	(421,230)	(998,208)

Cash and cash equivalents at beginning of period	514,382	1,512,590

Cash and cash equivalents at end of period	$93,152	$514,382

Non-cash investing and financing activity:

Shares issued pursuant to MMJMenu acquisition	$—	$262,000
Shares issued pursuant to WeedMaps Earn-outs	$—	$9,120,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEARCHCORE, INC.

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Shareholders’ Equity	Total Accumulated (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Earnings

BALANCES, December 31, 2011	—	—	83,140,256	$83,140	—	$—	$(15,965,044)	$(2,871,925)	$(18,753,829)

Issuance of common stock, MMJmenu			200,000	200			261,800		262,000
Issuance of common stock, WeedMaps earnouts			6,000,000	6,000			9,114,000		9,120,000
Issuance of common stock, ChangeWave			250,000	250			127,250		127,500
Issuance of common stock, stock-based compensation			150,000	150			55,350		55,500
Treasury stock, retirements			(9,190,693)	(9,191)					(9,191)
Treasury stock, purchases					(42,581,596)	(42,581)	(4,604,774)		(4,647,355)

Net income from continuing operations								15,263,771	15,263,771

BALANCES, December 31, 2012	—	—	80,549,563	$80,549	(42,581,596)	$(42,581)	$(11,011,418)	$12,391,846	$1,418,396

Issuance of common stock, stock-based compensation			60,000	60			26,940		27,000
Issuance of common stock, stock-based compensation			945,000	945			202,230		203,175
Issuance of common stock, conversion of debt			328,380	328			53,854		54,183
Issuance of common stock, conversion of accounts payable			67,425	67			11,058		11,125
Treasury stock, retirements			(42,581,596)	(42,581)	42,581,596	42,581			-

Net loss from continuing operations								(1,695,842)	(1,695,842)

BALANCES, December 31, 2013	—	—	39,368,772	$39,369	—	$—	$(10,717,336)	$10,696,004	$18,037

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEARCHCORE, INC.
Notes to the Condensed Consolidated Financial Statements
December 31, 2013
Audited

Note 1. General

Nature of Business

We, together with our wholly owned subsidiaries, are engaged in developing, operating and monetizing websites that focus on specific industries, also known as vertical finder websites or finder sites. We currently are either developing finder sites, or providing marketing services on our existing finder sites, in the prefabricated home and tattoo industries. We provide finder site services in three different sectors: media, technology, and marketing. All of our operations are conducted through our wholly-owned subsidiaries, each of which is incorporated or qualified to do business in the states in which it does so.

SearchCore, Inc. was formed on July 14, 2003 in the State of Nevada as Tora Technologies, Inc. On November 21, 2006, we changed our name to Makeup.com Limited, on January 29, 1010, we changed our name to LC Luxuries Limited, and on November 5, 2010, we changed our name to General Cannabis, Inc. On January 6, 2012, we changed our name to SearchCore, Inc.

Principal Services

Our business service is to connect consumers with brands, products and services via our finder sites. We specialize in creating, operating and monetizing vertical finder sites. We identify niche, fragmented and/or disjoined markets, and attempt to capitalize on those markets by incorporating our existing platform as it relates to technology, marketing, advertising and sales. We only pursue markets in which we anticipate we will be the among the top finder sites in any respective industry. This includes marketing and services in both the business-to-business and the business-to-consumer marketplaces. When a consumer or business utilizes one of our finder sites, they are searching primarily for specific products, related items, social engagement, and/or reviews. Initially, we may waive all or a portion of advertising or marketing fees to clients who subscribe with us and market their brand, product or service on our finder sites. Once a client has subscribed with us then we offer various marketing packages that serve to increase the exposure of their business and thus increase the likelihood of connecting more consumers with their brand, product or service. We charge a fee for these various services. The fee varies depending on the service we provide. We believe that the previous success of our first finder site will enable us to continue and expand into other markets we believe has high growth potential.

Our principal services are offered through the following wholly owned subsidiaries:

Sports Asylum, Inc.
VerticalCore Management, Inc.
VerticalCore Merchant, Inc.
VerticalCore Media, Inc.
VerticalCore Technologies, Inc.
Wisdom Homes of America, Inc.
Wisdome Home Loans of America, Inc.

Other Subsidiaries

We have three (3) additional wholly-owned subsidiaries which have no operations and are dormant. These are General Marketing Solutions, Inc., General Processing Corporation, and LV Luxuries Incorporated (which operated as makeup.com). Currently, we have no imminent or specific plans for any of these entities and they are held as corporations in good standing.

Recent Developments

Expanding Our Focus on Manufactured Homes

We have expanded our focus in an attempt to create additional income streams from industries, such as the manufactured housing and the travel trailer industries, for whom we have created, or are creating, search engine finder sites. Our expansion in this direction to create additional revenue is the result of several developments over the past year. First, the number of competitors in the finder site space has increased, and the internet presence and capital that some of those companies have far exceed our capabilities. For example, Google has more prominently entered into the finder site space by displaying colored photographs and locations of business search results at the top of the page. As a result of the increase in competition, and some of the competition such as Google owning the search engines, we believe this will create a more challenging environment to generate revenue. The second reason we decided to expand our focus is that we believe we are uniquely qualified to leverage our technology and retail expertise, specifically in the manufactured housing industry, and to a lesser extent, the travel trailer industry. Our staff currently has over 125 years of combined manufactured home industry experience. We believe this experience will assist us in negotiating terms with factories, hiring top tier talent, and identifying retail center locations.

ManufacturedHomes.com Finder Site

Our vertical finder site, www.ManufacturedHomes.com, acts as an information marketplace which provides detailed, focused and relevant information specific to the manufactured home product or service that a consumer is searching. We focus on becoming a top ranked website on all major search engines within the manufactured housing industry. We acquire premium domains, develop relevant content and resources as it relates to the manufactured housing industry, and execute campaigns within search engines to capture traffic.

For consumers, www.ManufacturedHomes.com is designed to provide the technological means necessary to quickly search information in order to get their desired results. Our finder site aggregates detailed data and information about specific businesses and products, along with reviews by other consumers, all of which when taken together create content in a value-added, engaging experience.

For manufactured home factories and retail centers, www.ManufacturedHomes.com provides a simple means to outsource their internet traffic aggregation and online marketing advertising. Our finder site manages various internet marketing tactics on behalf of our clients including Search Engine Optimization (SEO) and Search Engine Management (SEM). This process helps to increase the ranking of the finder site which makes the site easily accessible to prospective consumers. In short, we assist business owners in the manufactured housing industry to focus on their core product or service while alleviating the technological challenges associated with search engine optimization. www.ManufacturedHomes.com helps to narrow down the target market to those individuals that are highly targeted for the manufactured home factory or retail center.

Manufactured Homes Retail Centers

We believe there are gains to be realized through leveraging our finder site technology and capitalizing on other opportunities in a specific industry. As a result, we are currently expanding our focus in the manufactured housing industry and looking to leverage ancillary opportunities that we have discovered within that industry. Specifically, we are currently concentrating on the manufactured home retail center sector of the industry. In February 2014 we opened our first retail center in Rhome, Texas. We anticipate opening additional retail centers in the midwest, southeast and southwest regions of the country. The retail centers are operated by our wholly owned subsidiary, Wisdom Homes Of America, Inc.

The strategic reasons for concentrating in a specific industry such as the manufacturing housing industry include our management’s experience in both technology and retail center management, our ability to utilize technology in an industry in which technology has, for the most part, been either absent or lagged other comparable industries, and our portfolio of premium domains specific to the industry. In addition, our staff is regularly in communication with manufactured home factories and retail centers across the country in order to introduce them to our proprietary CRM system and the features offered on our geo-targeted website www.manufacturedhomes.com. As a result of our regular communication with nationwide retailers, we believe we will be able to target regional trends developing in the manufactured housing industry.

Note 2. Basis Of Presentation And Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP).

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

Advertising Cost

The Company expenses advertising costs when incurred. Advertising expense for the twelve months ended December 31, 2013 and 2012 was $73,000 and $298,000, respectively.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from three to seven years. Property and equipment at December 31, 2013 and December 31, 2012 are presented net of accumulated depreciation of $16,000 and $121,000, respectively.

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. No amortization is recorded for goodwill with indefinite useful life. No goodwill impairment was recognized during the twelve months ended December 31, 2013 and 2012, respectively.

Intangible Assets

In accordance with Goodwill and Other Intangible Assets, intangible assets that are determined not to have an indefinite useful life are subject to amortization. The Company amortizes intangible assets using the straight-line method over their estimated useful lives.

Impairment of Long-Lived and Intangible Assets

In accordance with Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses the recoverability of the long-lived and intangible assets by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets. No impairment of intangible assets was recognized during the twelve months ended December 31, 2013 and 2012, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Share-Based Payment, which addresses the accounting for equity-based compensation and which requires that the cost of all equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards. During the twelve months ended December 31, 2013 and 2012, the Company had $230,000 and $210,000, respectively, in stock-based compensation expense related to issuances of shares of the Company’s common stock to consultants.

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

Manufactured Home Retail Centers - we anticipate generating revenues through our manufactured home retail center Wisdom Homes Of America, Inc., which we started in January 2014. We anticipate opening and/or acquiring additional retail centers in 2014 and branding them under the name Wisdom Homes Of America, Inc. Our first center was opened in Rhome, Texas in February, 2014. We will purchase factory built houses and sell them to the end user. We also anticipate structuring the sale of used manufactured homes.

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

Note 3. Equity Transactions

At December 31, 2013 the total number of shares of our common stock that were issued and outstanding was 39,368,772.

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

Common Stock Issuances

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

Note 4. Other Current Assets

At December 31, 2013, the Company had recorded a $1,200,000 note receivable which represented the current portion of a $3,000,000 note receivable pursuant to the sale of our finder site weedmaps.com. On December 11, 2012, we entered into an Agreement and Plan of Reorganization, pursuant to which we sold our finder site weedmaps.com. Pursuant to the terms of the sale and as partial consideration we received a Secured Promissory Note in the original principal amount of Three Million Dollars ($3,000,000). Pursuant to the Note we will receive (1) Two Hundred Fifty Thousand Dollars ($250,000) on January 15, 2013 (which payment date was extended to January 31, 2013), which payment we did receive; One Hundred Thousand Dollars ($100,000) each month beginning on February 25, 2013 and continuing on the twenty fifth (25th) of each month thereafter for a total of twenty eight (28) months, which payments for February through December 2013 we did receive; and Sixteen Thousand Five Hundred Dollars ($16,500) on July 25, 2015.

At December 31, 2013, the Company had recorded $15,000 in prepaid filing fees, $5,200 in deposits, and $17,200 in prepaid insurance.

Note 5. Property And Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from three to seven years. Property and equipment at December 31, 2013 and December 31, 2012 consist of the following:

	December 31,	December 31,
Property and Equipment	2013	2012
Furniture and Computer Equipment	$42,000	$11,000
Less: Accumulated Depreciation	(16,000)	(6,000)
Property and Equipment, net	$26,000	$5,000

For the twelve months ended December 31, 2013 depreciation expense was $10,000. For the twelve months ended December 31, 2012, depreciation expense, including depreciation for assets sold with our finder site weedmaps.com, totaled $121,000.

Note 6. Intangible Assets

Intangible assets consist of a suite of domain names. The domain names have been determined to have an indefinite useful life based primarily on the renewability of the domain name. Intangible assets with an indefinite life are not subject to amortization, but will be subject to periodic evaluation for impairment.

Intangible asset amounts at December 31, 2013 and December 31, 2012 are as follows:

	December 31,	December 31,
Intangible Assets	2013	2012

Domain names	$420,862	$195,602
Subtotal	$420,862	$195,602
Accumulated amortization	—	—
Total intangible Assets	$420,862	$195,602

See Note 8. Discontinued Operations for a discussion regarding the web software, trademarks and goodwill related to Sportify.com.

Summary of our premium and non premium domain names	Amount
ToyHaulers.com*	$31,000
TravelTrailer.com*	51,000
ModularHomes.com*	141,000
Manufacturedhome.com and Manufacturedhouse.com*	50,000
Manufacturedhomes.com*	130,000
Manufacturedhomes.net*	14,000
Various other nonpremium domain names	4,000

Total premium and non premium domain names	$421,000

* These domain names have been pledged as collateral in connection with a financing sale-leaseback with Domain Capital.

Note 7. Other Assets

At December 31, 2013, the Company had recorded a $473,000 note receivable which represented the noncurrent portion of a $3,000,000 note receivable we received pursuant to the sale of our finder site weedmaps.com. See Note 4. Other Current Assets for more information on the sale of our finder site weedmaps.com.

The balance of other assets at December 31, 2013 included $11,000 in rent deposits and $84,000 in deferred tax assets.

Note 8. Discontinued Operations

Sports Asylum, Inc.

During the quarter ended December 31, 2013, we entered into a definitive plan to sell the assets related to Sportify.com which includes the web software, trademarks, nonpremium sports-related domain names and goodwill associated with our acquisition of Sports Asylum, Inc. Sports Asylum, Inc. owns and operates the intellectual property associated with www.sportify.com. We entered into a definitive plan to sell the assets related to Sportify because during the quarter ended December 31, 2013, management decided to focus the Company’s efforts and resources to expanding our operations in the manufactured housing industry through our highly specific search-driven internet marketing finder site called ManufacturedHomes.com. At December 31, 2013 we have reclassed the assets, which have a net book value of $456,000 which amount is comprised of $100,000 in sports related nonpremium domain names, $10,000 in Sportify.com premium domain name, $1,000 in trademarks, $59,000 in goodwill, $430,000 in web software and $143,000 in accumulated amortization, to discontinued operations. At December 31, 2013, the $456,000 in net assets is recorded as Other assets – discontinued operations. The Sports Asylum assets are being held for sale and as of the filing of this report, a buyer has been identified and we are currently in negotiations.

Karate.com and Rodeo.com

During the quarter ended December 31, 2013, we entered into a definitive plan to sell the premium domain names Karate.com and Rodeo.com. We entered into a definitive plan to sell the Karate.com and Rodeo.com because during the quarter ended December 31, 2013, management decided to focus the Company’s efforts and resources to expanding our operations in the manufactured housing industry through our highly specific search-driven internet marketing finder site called ManufacturedHomes.com. At December 31, 2013 we have reclassed Karate.com and Rodeo.com, which have a net book value of $100,000 which amount is comprised of $500,000 in domain names and $400,000 in debt, to discontinued operations. At December 31, 2013, the $500,000 in domain names is recorded as Other assets – discontinued operations and the $400,000 in debt is recorded as Noncurrent liabilities – discontinued operations. Karate.com and Rodeo.com are being held for sale and as of the filing of this report, a buyer has been identified and we are currently in negotiations.

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

The assets and liabilities of our discontinued operations related to General Health Solutions at December 31, 2013 consists of $10,000 in accounts payable and $107,000 in notes payable plus $44,000 in accrued interest recorded as Current liabilities - discontinued operations.

Note 9. Accounts Payable

Accounts payable at December 31, 2013 included amounts owed to certain vendors related to the ongoing normal course of the Company’s operations.

Note 10. Accrued Liabilities

Accrued liabilities at December 31, 2013 and December 31, 2012 are comprised of the following:

	December 31,	December 31,
Accrued liabilities	2013	2012
Tax payable	$1,342,000	$2,144,000
Obligations on stock based compensation	440,000	27,000
Obligations on marketing agreements	27,000	27,000
Payroll liabilities	118,000	21,000
Other	104,000	—

Total accrued liabilities	$2,031,000	$2,219,000

At December 31, 2013 we had $1,342,000 in federal and state taxes payable which represent amounts due and payable for the years ended December 31, 2011 and 2012.

Note 11. Notes Payable

On December 31, 2012, we entered into a Securities Purchase Agreement by and among us, on the one hand, and Sports Asylum, Inc., a Nevada corporation, and its shareholders, Sabas Carrillo (“Carrillo”), an individual, and James Pakulis (“Pakulis”), an individual and one of our officers and directors, on the other hand. Pursuant to the agreement, upon the closing of the transaction, we purchased 100% of the issued and outstanding equity interests of Sports Asylum in exchange for (a) the cancellation of a previous Secured Promissory Note issued to Sports Asylum, entered into on or about August 22, 2012 and with an outstanding principal balance of Two Hundred Eighty Five Thousand Dollars ($285,000) and (b) Two Hundred Fifteen Thousand Dollars ($215,000) represented by promissory notes in the original principal amount of One Hundred Sixty One Thousand Two Hundred Fifty Dollars ($161,250) to Pakulis and Fifty Three Thousand Seven Hundred Fifty Dollars ($53,750) to Carrillo. The closing of the purchase took place on December 31, 2012. On July 11, 2013, we entered into a First Amendment to Promissory Note with each of Pakulis and Carrillo to extend the date that we will begin making payments thereunder from June 30, 2013 to September 30, 2013, and extended the maturity date of the notes by a corresponding three months. On November 8, 2013, effective as of September 30, 2013, we entered into a Second Amendment to Promissory Note with each of Pakulis and Carrillo to extend the date that we will begin making payments thereunder from September 30, 2013 to December 31, 2013, and extended the maturity date of the notes by a corresponding three months. On March 19, 2014, effective as of December 31, 2013, we entered into a Third Amendment to Promissory Note with Pakulis to extend the date that we will begin making payments thereunder from December 31, 2013 to January 1, 2015, and extended the maturity date of the notes by a corresponding twelve months. On October 25, 2013, we entered into a Securities Purchase Agreement with Carrillo pursuant to which we sold 328,381 shares of our common stock, restricted in accordance with Rule 144, for a total purchase price of $54,183. The Purchase Price was paid in full satisfaction of the promissory note in the original principal amount of $53,750.

On February 27, 2013, we purchased the domain name know as www.toyhaulers.com. The purchase price was $30,000, payable $15,000 at closing and $2,500 per month over six (6) consecutive months. During the year ended December 31, 2013, the remaining balance outstanding was paid.

On February 22, 2013, we purchased the domain name know as www.traveltrailer.com. The purchase price was $50,000, payable $15,000 at closing and $5,000 per month over seven (7) consecutive months. During the year ended December 31, 2013, the remaining balance outstanding was paid.

On January 25, 2013, we purchased the domain name known as www.modularhomes.com for total consideration of One Hundred Forty Thousand Dollars ($140,000), payable in a down payment of Fifty Thousand Dollars ($50,000) and the balance over twelve (12) equal monthly payments. On July 12, 2013, we modified our remaining payment obligation by increasing the purchase price by $6,000 and extending the payment terms as follows: $2,000 on July 15, 2013 and on the first of each month for five (5) subsequent months, followed by ten (10) monthly payments of $5,460 beginning January 1, 2014. During the year ended December 31, 2013, the remaining balance outstanding was paid.

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

On June 10, 2013, July 11, 2013, August 22, 2013 and December 12, 2013, respectively, we entered into Securities Purchase Agreements with Asher Enterprises, Inc., pursuant to which we sold to Asher 8% Convertible Promissory Notes in the original principal amounts of $53,000, $53,000, $32,500 and $63,000, respectively (the “Notes”). The Notes have maturity dates of March 12, 2014, April 15, 2014, May 27, 2014 and September 16, 2014, respectively, and are convertible after one hundred and eighty (180) days into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Notes will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Notes can be prepaid by us at a premium as follows: (a) between 31 and 60 days after issuance - 114% of the principal amount; (b) between 61 and 90 days after issuance - 120% of the principal amount; (c) between 91 and 120 days after issuance - 124% of the principal amount; (d) between 121 and 180 days after issuance - 130% of the principal amount. The purchase and sale of the Notes closed on June 14, 2013, July 16, 2013, August 28, 2013, and December 23, 2013, respectively, the dates that the purchase price was delivered to us. The issuance of the Notes was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

On December 6, 2013, we repaid the promissory note to Asher Enterprises, Inc. that, on June 10, 2013, we entered into in connection with a Securities Purchase Agreement, pursuant to which we sold to Asher a 8% Convertible Promissory Note in the original principal amount of $53,000 (the “Note”). We repaid the entire principal balance of the Note, plus accrued interest and a prepayment premium, in the amount of Seventy Thousand Nine Hundred Thirty Two Dollars and Eighty Eight Cents ($70,932.88).

On January 3, 2014, we repaid the promissory note to Asher Enterprises, Inc. that, on July 11, 2013, we entered into in connection with a Securities Purchase Agreement, pursuant to which we sold to Asher a 8% Convertible Promissory Note in the original principal amount of $53,000 (the “Note”). We repaid the entire principal balance of the Note, plus accrued interest and a prepayment premium, in the amount of Seventy Thousand Eight Hundred Thirty Nine Dollars and Ninety Four Cents ($70,839.94).

Below is a summary of our note payable amounts:

Notes payable - current portion	December 31, 2013	December 31, 2012
Sportify	$-	$54,000
Domain Capital	44,000	-
Asher Enterprises	152,000	-
	$196,000	$54,000

Notes payable - noncurrent portion	December 31, 2013	December 31, 2012
Domain Capital	96,000
	$96,000	$-

Summary of notes payable:	December 31, 2013	December 31, 2012
Sportify	$-	$54,000
Domain Capital	140,000	-
Asher Enterprises	152,000	-
	$292,000	$54,000

Note 12. Notes Payable- Related Party

Sportify Note

On December 31, 2012, we entered into a Securities Purchase Agreement by and among us, on the one hand, and Sports Asylum, Inc., a Nevada corporation, and its shareholders, Sabas Carrillo (“Carrillo”), an individual, and James Pakulis (“Pakulis”), an individual and one of our officers and directors, on the other hand. Pursuant to the agreement, upon the closing of the transaction, we purchased 100% of the issued and outstanding equity interests of Sports Asylum in exchange for (a) the cancellation of a previous Secured Promissory Note issued to Sports Asylum, entered into on or about August 22, 2012 and with an outstanding principal balance of Two Hundred Eighty Five Thousand Dollars ($285,000) and (b) Two Hundred Fifteen Thousand Dollars ($215,000) represented by promissory notes in the original principal amount of One Hundred Sixty One Thousand Two Hundred Fifty Dollars ($161,250) to Pakulis and Fifty Three Thousand Seven Hundred Fifty Dollars ($53,750) to Carrillo. The closing of the purchase took place on December 31, 2012. On July 11, 2013, we entered into a First Amendment to Promissory Note with each of Pakulis and Carrillo to extend the date that we will begin making payments thereunder from June 30, 2013 to September 30, 2013, and extended the maturity date of the notes by a corresponding three months. On November 8, 2013, effective as of September 30, 2013, we entered into a Second Amendment to Promissory Note with each of Pakulis and Carrillo to extend the date that we will begin making payments thereunder from September 30, 2013 to December 31, 2013, and extended the maturity date of the notes by a corresponding three months. On March 19, 2014, effective as of December 31, 2013, we entered into a Third Amendment to Promissory Note with Pakulis to extend the date that we will begin making payments thereunder from December 31, 2013 to January 1, 2015, and extended the maturity date of the notes by a corresponding twelve months.

Below is a summary of our note payable - related party amounts:

Notes payable - related party	December 31, 2013	December 31, 2012
Current portion	$-	$161,000
Noncurrent portion	161,000	-
	$161,000	$161,000

Note 13. Other Long Term Accrued Liabilities

At December 31, 2013, we had a balance of $118,750 in noncurrent tax payable.

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

As of December 31, 2013, there were 250,000 common stock purchase warrants outstanding that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period presented.

Note 15. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the Company's tax provisions and deferred tax assets as of December 31, 2013 and December 31, 2012 are as follows:

The components of tax provision:

	December 31, 2013	December 31, 2012
Current
Federal	$(475,000)	$1,184,225
State	70,750	285,075
	(404,250)	1,469,300
Deferred
Federal	(651,000)	895,000
State	(268,000)	186,000
	(919,000)	1,081,000

Change in valuation allowance	(77,000)	(68,000)

Total provision	$(1,400,250)	$2,482,300

The total tax provision is $1,391,250 of which $1,400,250 corresponds to current operations and $9,000 (tax benefit) corresponds to discontinued operations.

The components of deferred tax asset:

	December 31, 2013	December 31, 2012
Deferred income tax assets:
State taxes	$129,000	$129,000
Net operating losses	357,000	434,000
Depreciation	137,000	-
Accruals and other	-	8,000
	623,000	571,000

Deferred income tax liabilities:
Installment gain	(390,000)	(1,195,000)
	233,000	(624,000)

Valuation allowance	(295,000)	(372,000)

Net deferred tax assets/(liabilities)	$(62,000)	$(996,000)

For the years ended December 31, 2013 and 2012, a reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

Effective Tax Rate	December 31, 2013	December 31, 2012
Federal statutory	34.00%	34.00%
State and local, net of federal	2.17%	2.65%
Permanent and other items	0.80%	-20.60%
Installment gain	8.53%	-2.62%
Return to provision	0.68%	0.56%
Change in Valuation allowance	-0.85%	-0.14%

Total effective tax rate	45.33%	13.87%

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. The amount of deferred tax assets considered realizable could change if future taxable income is realized. At December 31, 2013 and December 31, 2012, the Company had U.S. federal tax net operating loss carryforwards (“NOLs”) of approximately $664,000 and $1.5 million, respectively, which begin to expire in 2021. At December 31, 2013 and December 31, 2012, the Company had State NOLs of $2.25 million and zero, respectively. The NOLs are subject to limitations under IRC Section 382 of the Internal Revenue Code (“Section 382”).

Note 16. Related Party Transactions

All material intercompany transactions have been eliminated upon consolidation of our entities. During the twelve months ended December 31, 2013, cash transfers, equity and accounts between the Company and its subsidiaries have been eliminated upon consolidation.

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

See Note 12. Notes Payable- Related Party for information regarding a Securities Purchase Agreement we entered into on December 31, 2012, with Sports Asylum, Inc., a Nevada corporation, and its shareholders, Sabas Carrillo, an individual, and James Pakulis, an individual and one of our officers and directors.

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

Set forth below is a summary of our current obligations as of December 31, 2013 comprised exclusively of the rental lease obligations to make future payments due by the period indicated below:

Lake Forest Office	Minimum Payments	Monthly Base Rent
2014	$96,000	$8,000

Las Vegas Office	Minimum Payments	Monthly Base Rent
2014	$10,000	$2,500

Note 18. Warrants

As of December 31, 2013, there were 250,000 common stock purchase warrants outstanding. The following table summarizes information about common stock warrants outstanding at December 31, 2013.

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Exercise Price Average	Number Exercisable	Weighted Average Exercise Price
$4	250,000	0.87	$4	250,000	$4

Note 19. Subsequent Events

The Company evaluated its December 31, 2013 financial statements for subsequent events through March 27, 2014, the date the financial statements were available to be issued.

On January 3, 2014, we repaid the promissory note to Asher Enterprises, Inc. that, on July 11, 2013, we entered into in connection with a Securities Purchase Agreement, pursuant to which we sold to Asher a 8% Convertible Promissory Note in the original principal amount of $53,000 (the “Note”). We repaid the entire principal balance of the Note, plus accrued interest and a prepayment premium, in the amount of Seventy Thousand Eight Hundred Thirty Nine Dollars and Ninety Four Cents ($70,839.94).

On January 6, 2014, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher a 8% Convertible Promissory Note in the original principal amount of $63,000 (the “Note”). The Note has a maturity date of October 8, 2014, and is convertible after 180 days into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium as follows: (a) between 31 and 60 days after issuance – 114% of the principal amount; (b) between 61 and 90 days after issuance – 120% of the principal amount; (c) between 91 and 120 days after issuance – 124% of the principal amount; (d) between 121 and 180 days after issuance – 130% of the principal amount. The purchase and sale of the Note closed on January 10, 2014, the date that the purchase price was delivered to us.

On January 21, 2013, we entered into a Management Agreement with Tattoo Interactive, LLC (the “Management Agreement”), pursuant to which we will perform various marketing, promotion, and website management services with respect to the domain name known as www.tattoo.comand the commercial website located at that domain (the “Management Services”). The agreement has an initial term of twelve (12) months and shall automatically renew for successive one (1) year terms unless terminated in accordance with its terms. In the event we incur at least $25,000 in expenditures relating to the performance of the services in any single month, Tattoo Interactive shall pay us $10,000 as an expense-sharing allotment. Pursuant to the agreement, we will receive twenty percent (20%) of all advertising revenue (as defined therein), and after the payment of the advertising revenue (as defined therein), we will receive sixty five percent (65%) of all remaining designated gross revenue (as defined therein). We have a right of first refusal in the event Tattoo Interactive elects to sell the domain name, and in the event certain revenue goals, as set forth in the agreement, are satisfied, we will be granted certain equity interests in Tattoo Interactive.

On February 5, 2014, we received a fully signed copy of a First Amendment to Management Agreement (the “First Amended Agreement”) dated as of January 27, 2014, pursuant to which Tattoo Interactive shall no longer have an obligation to reimburse us for any expenses or costs related to the Management Services as of January 1, 2014. The First Amended Agreement will automatically terminate on April 30, 2014 (the “Initial Term”) unless a separate written agreement is executed by the parties (if so extended, the “Extended Initial Term”). If the parties agree to an Extended Initial Term, the Management Agreement will automatically renew for successive one (1) year terms unless terminated in accordance with the terms set forth in the First Amended Agreement. During the Initial Term, pursuant to our revenue sharing agreement, we will pay Tattoo Interactive a minimum monthly payment of $15,000. During the Extended Initial Term, our minimum monthly payment will be $25,000.

On February 24, 2014, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher a 8% Convertible Promissory Note in the original principal amount of $53,000 (the “Note”). The Note has a maturity date of November 26, 2014, and is convertible after 180 days into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium as follows: (a) between 0 and 30 days after issuance – 109% of the principal amount; (b) between 31 and 60 days after issuance – 114% of the principal amount; (c) between 61 and 90 days after issuance – 120% of the principal amount; (d) between 91 and 120 days after issuance – 124% of the principal amount; (e) between 121 and 180 days after issuance – 130% of the principal amount. The purchase and sale of the Note closed on February 28, 2014, the date that the purchase price was delivered to us.

On February 28, 2014, we issued a total of five million five hundred thousand (5,500,000) shares of our common stock, restricted in accordance with Rule 144, to a total of five (5) individuals and entities who had rendered services to us prior to December 31, 2013. These shares were used to satisfy an aggregate debt of Four Hundred and Forty Thousand Dollars ($440,000) owed to service providers.

During February 2014, we entered into a new lease at 4888 FM 2264, Rhome, TX. The parcel is approximately a 2-acre tract of land. Pursuant to the terms of the lease, our rent is $1,300 per month for 24 months.

On March 28, 2014, we entered into, with a third party investor, a 20% convertible secured promissory note with a maturity date of April 28, 2015 and in the principal amount of $100,000 (the Note), which is convertible into the Companys common stock at $0.08 per share and which is collateralized by up to $15,000 on a monthly basis by the $100,000 in monthly payments which we receive pursuant to our sale of WeedMaps Media, Inc. if not paid in full within six months of the date of the Note. Furthermore, as further collateral, we agreed to place 1,250,000 shares of our common stock into escrow.

On March 28, 2014, we entered into, with a third party investor, a 20% convertible secured promissory note with a maturity date of April 26, 2015 and in the principal amount of $100,000 (the Note), which is convertible into the Companys common stock at $0.08 per share and which is collateralized by up to $15,000 on a monthly basis by the $100,000 in monthly payments which we receive pursuant to our sale of WeedMaps Media, Inc. if not paid in full within six months of the date of the Note. Furthermore, as further collateral, we agreed to place 1,250,000 shares of our common stock into escrow. Finally, as an incentive to the third party investor to enter into the Note, we agreed to issue 300,000 shares of the Companys common stock.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no events required to be disclosed under this Item.

ITEM 9A – CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2013, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2013, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 4(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the following two material weaknesses that have caused management to conclude that, as of December 31, 2013, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

(d) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the fiscal year ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

There are no events required to be disclosed by the Item.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Name	Age	Position

James Pakulis	50	Chairman of the Board of Directors and Chief Executive Officer

Munjit Johal	58	Chief Financial Officer, Secretary, Treasurer, and Director

James Pakulis, age 50, has been one of our directors since August 2010, our Chief Executive Officer since November 2010, and our Chairman of the Board since January 2011. He served as our Chairman of the Board, President and COO from August 2010 to November 2010. Mr. Pakulis was an advisor to Synergistic Resources, LLC from January 2010 until the time we acquired its assets in December 2010. Mr. Pakulis was made a director at the time he acquired control of the company in August 2010.

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

Mr. Pakulis received his BA degree in English from the Ohio State University in 1987.

Munjit Johal, age 58, has been a director and our Chief Financial Officer since October 20, 2006. Additionally, Mr. Johal serves as the Controller of High Tower Capital, Inc., where he has served since January 2007. Prior to that, Mr. Johal was the Chief Financial Officer of Secured Diversified Investment, Ltd from 2002 to January 2009 and Davi Skin, Inc. from March 2007 to May 2010. Since 1990, Mr. Johal has served as a financial officer of various companies including Pacific Heritage Bank as Executive Vice President. From 1981 to 1987 Mr. Johal was a Senior Analytical Manager for Office of Thrift Supervision, Department of the Treasury (formerly Federal Home Loan Bank Board, the 11th District). Mr. Johal oversaw a staff of seventeen people and was responsible for, among other things, monitoring banking activities and enforcement actions for lending institutions and holding companies valued at $500 million or less. Mr. Johal’s skill set at researching, reviewing, analyzing, managing and overseeing entities from a financial prospective has provided SearchCore (formerly General Cannabis, Inc.) with valuable direction and guidance as it relates to our reporting procedures. Mr. Johal’s extensive financial expertise has also played a material role in providing management and the Board of Directors of SearchCore with sound financial counsel as it relates to analyzing potential acquisition targets. In addition, Mr. Johal’s regulatory experience and other prior experience with public companies and banks as a compliance officer, in addition to being a CFO, is beneficial to the company with respect to internal controls, disclosures, and complying with necessary regulatory requirements.

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

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCQX on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

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

Section 16(a) Beneficial Ownership Reporting Compliance

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

To the Company’s knowledge, the following is a list of individuals that have not filed, or filed late, a report reflecting a change in ownership as required pursuant to Section 16(a) of the Securities Act of 1934:

Name of Individual	Number of Late Reports	Number of Transactions that Were Not Timely Reported

James Pakulis	2	2

Board Meetings

During the fiscal year ended December 31, 2013, the Board of Directors did not hold any formal meetings but took action by unanimous written consent on several occasions.

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 11 – EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, and Chief Financial Officer for the fiscal years ended December 31, 2013 and 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

James Pakulis (1)	2013	36,026	-0-	32,250	-0-	-0-	-0-	-0-	68,276
CEO	2012	360,000	370,000	9,000	-0-	-0-	-0-	-0-	739,000
	2011	360,000	-0-	-0-	-0-	-0-	-0-	-0-	360,000

Douglas Francis (2)	2012	240,000	-0-	-0-	-0-	-0-	-0-	-0-	240,000
President	2011	360,000	518,000	-0-	-0-	-0-	-0-	150,000	1,028,000

Munjit Johal (3)	2013	48,000	-0-	-0-	-0-	-0-	-0-	-0-	48,000
CFO	2012	48,000	20,000	27,500	-0-	-0-	-0-	-0-	95,500
	2011	48,000	-0-	-0-	-0-	-0-	-0-	-0-	48,000

(1)
Mr. Pakulis' annual salary, beginning in December 2010, is $360,000. In August 2012, Mr. Pakulis was issued 20,000 shares of our common stock as a one-time bonus for his service as a director. During the year ended December 31, 2012, Mr. Pakulis was paid a bonus $370,000. During the year ended December 31, 2013, Mr. Pakulis was paid $36,026 in salary. On July 15, 2013, we issued an aggregate of 150,000 shares of our common stock, restricted in accordance with Rule 144, to James Pakulis, our Chief Executive Officer along with six (6) other existing shareholders, who had previously purchased shares from us, as consideration under a Stock Issuance and Release Agreement (the “Release”) we entered into with each of them. The Release was the resolution of discussions with the investors regarding our efforts in pursuing an S-1 registration statement.

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

Director Compensation

During the year ended December 31, 2013, none of the member of our Board of Directors received compensation for his or her service as a director. During the year ended December 31, 2012, James Pakulis and our then-director, Bonni Goldstein, each received 20,000 shares of our common stock as a one-time bonus for service as a director and Munjit Johal received 70,000 shares of our common stock as a one-time bonus for service as a director. As of December 31, 2012, 20,000 shares of our common stock remained to be issued to each of our directors. For the years ended December 31, 2011 and 2010, none of the members of our Board of Directors received compensation for his or her service as a director. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity. We intend to develop such a policy in the near future.

Outstanding Equity Awards at Fiscal Year-End

We do not currently have a stock option or grant plan.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 12, 2014, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director; (ii) each person who owns beneficially more than 5% of each class of our outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Common Stock	James Pakulis (3)(4)	25,967,290	57.9%

Common Stock	Munjit Johal (3)	20,000	<1%

Common Stock	ComputerAde, LLC (5)	3,000,000	6.69%

Common Stock	All Directors and Officers As a Group (2 persons)	25,987,290	57.9%

(1)	Unless indicated otherwise, the address of the shareholder is c/o SearchCore, Inc., 26497 Rancho Parkway South, Lake Forest, CA 92630.

(2)
Unless otherwise indicated, based on 44,868,772 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

(3)	Indicates one of our officers or directors.

(4)
25,782,290 of the shares held by Mr. Pakulis are held of record by R.H. Daignault Law Corporation, In Trust, pursuant to an escrow agreement between them and the parties who assigned certain debts to Pakulis prior to its conversion into the shares. Mr. Pakulis maintains investment control, including the power of disposition and voting, over the shares.

(5)	ComputerAde, LLC’s address is: 425 Avalon Park, 1000-212, Orlando, FL 32828.

The issuer is not aware of any person who owns of record, or is known to own beneficially, five percent or more of the outstanding securities of any class of the issuer, other than as set forth above. There are no classes of stock other than as set forth above.

There are no current arrangements which will result in a change in control.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

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

Sports Asylum, Inc. owns and operates the intellectual property associated with www.sportify.com, and represents our introduction into the recreational sports industry. On March 5, 2015, we changed the name of Sports Asylum, Inc. to Sportify, Inc.

On July 11, 2013, we entered into a First Amendment to Promissory Note with each of Pakulis and Carrillo to extend the date that we will begin making payments thereunder from June 30, 2013, to September 30, 2013, and extending the maturity date of the notes by a corresponding three (3) months. On October 25, 2013, Carrillo converted the $53,750 outstanding balance of his note, plus $11,125 in accounts receivable for services rendered, into 395,805 shares of our common stock. On March 19, 2014, effective December 31, 2013, we amended the Pakulis note to provide for a payment of $37,500 on January 1, 2015 and the balance in 23 equal monthly installments beginning on February 1, 2015.

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

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCQX on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, we do not have any independent directors.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the years ended December 31, 2013 and 2012 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $37,500 and $45,250, respectively.

Audit - Related Fees

The aggregate fees billed in the fiscal years ended December 31, 2013 and 2012 for professional services rendered by the principal accountant for the review of the financial statements for the quarterly periods ended March 31, June 30, and September 30, of each year, and for the issuance of consents, were $21,750 and $21,750, respectively.

Tax Fees

The aggregate fees billed in the fiscal years ended December 31, 2013 and 2012 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning work were $15,000 and $9,765 , respectively

All Other Fees

None.

Of the fees described above for the years ended December 31, 2013 and 2012, all were approved by the entire Board of Directors.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are filed as part of this report:

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

(b) Exhibits

2.1 (1)	Agreement and Plan of Reorganization and Merger dated November 19, 2010

2.2 (1)	First Amendment to Agreement and Plan of Reorganization and Merger dated November 19, 2010.

2.3 (1)	Reorganization and Asset Acquisition Agreement dated December 3, 2010

2.4 (1)	Reorganization and Asset Acquisition Agreement dated January 11, 2011.

2.5 (1)	Reorganization and Asset Purchase Agreement dated December 19, 2011.

2.6 (1)	Agreement and Plan of Reorganization dated December 11, 2012.

2.7 (1)	Securities Purchase Agreement dated December 31, 2012.

3.1 (1)	Amended and Restated Articles of Incorporation of General Cannabis, Inc.

3.2 (1)	Certificate of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of General Cannabis, Inc.

10.1 (1)	Common Stock Purchase Warrant issued to Crystal Research Associates, LLC dated April 13, 2011.

10.2 (1)	Marketing Service Agreement with Crystal Research Associates, LLC dated October 5, 2010.

10.3 (1)	Employment Agreement with James Pakulis dated August 1, 2011

10.4 (2)	Global Securities Purchase, Consulting, and Resignation Agreement with Justin Hartfield dated July 31, 2012.

10.5 (2)	Secured Promissory Note with Justin Hartfield dated August 1, 2012.

10.6 (2)	Consulting Agreement with Justin Hartfield dated August 1, 2012.

10.7 (2)	Security Agreement with Justin Hartfield dated August 1, 2012.

10.8 (2)	Cancellation Agreement with Justin Hartfield dated August 1, 2012.

10.9 (2)	Resignation of Justin Hartfield dated August 1, 2012.

10.10 (2)	Stock Power for Justin Hartfield dated August 1, 2012.

10.11 (2)	Global Securities Purchase and Resignation Agreement with Francis dated July 31, 2012.

10.12 (2)	Secured Promissory Note with Douglas Francis dated August 1, 2012.

10.13 (2)	Security Agreement with Douglas Francis dated August 1, 2012.

10.14 (2)	Cancellation Agreement with Douglas Francis dated August 1, 2012.

10.15 (2)	Resignation of Douglas Francis dated August 1, 2012.

10.16 (2)	Stock Power for Douglas Francis dated August 1, 2012.

10.17 (2)	Domain Name Purchase Agreement dated August 2, 2012.

10.18 (1)	Domain Name Purchase Agreement with Domain Holdings, Inc. dated August 7, 2012.

10.19 (1)	Non-Recourse Secured Promissory Note with Domain Holdings, Inc. dated August 7, 2012.

10.20 (2)	Global Securities Purchase Agreement with Keith Hoerling dated August 9, 2012.

10.21 (2)	Secured Promissory Note with Keith Hoerling dated August 9, 2012.

10.22 (2)	Security Agreement with Keith Hoerling dated August 9, 2012.

10.23 (2)	Cancellation Agreement with Keith Hoerling dated August 9, 2012.

10.24 (2)	Domain Holding and Transfer Agreement dated August 13, 2013.

10.25 (2)	Domain Name Purchase Agreement dated August 16, 2012.

10.26 (1)	Domain Names Purchase Agreement, dated August 24, 2012.

10.27 (1)	First Amendment to Domain Name Purchase Agreement with Domain Holdings, Inc. dated October 25, 2012.

10.28 (1)	First Amendment to Non-Recourse Secured Promissory Note with Domain Holdings, Inc. dated October 25, 2012.

10.29 (1)	Carrillo Promissory Note dated December 31, 2012.

10.30 (1)	Pakulis Promissory Note dated December 31, 2012.

10.31 (1)	Secured Promissory Note dated December 31, 2012.

10.32 (1)	Pledge and Security Agreement dated December 31, 2012.

10.33 (1)	Hartfield Assignment, Assumption and Release Agreement dated December 31, 2012.

10.34 (1)	Francis Assignment, Assumption and Release Agreement dated December 31, 2012.

10.35 (1)	Hoerling Assignment, Assumption and Release Agreement dated December, 31, 2012.

10.36 (1)	Lease Assumption Agreement dated December 31, 2012.

10.37 (1)	Agreement Assumption Agreement dated December 31, 2012.

10.38 (1)	Buyer Non-Competition Agreement dated December 31, 2012.

10.39 (1)	Seller Non-Competition Agreement dated December 31, 2012

10.40 (1)	Assignment of Trademarks dated December 31, 2012.

10.41 (1)	Assignment of Domain Names dated December 31, 2012.

10.42 (1)	Side Letter Agreement dated December 31, 2012.

10.43 (1)	Asset Purchase Agreement dated December 11, 2012.

10.44 (1)	Assignment of Domain Names dated December 31, 2012.

10.45 (1)	Management Agreement dated January 21, 2013

10.46 (1)	Escrow Instructions and Agreement re: modularhomes.com

10.47 (2)	Domain Name Purchase Agreement re: traveltrailer.com

10.48 (2)	Domain Name Purchase Agreement re: toyhaulers.com

10.49 (3)	Securities Purchase Agreement dated June 10, 2013

10.50 (3)	Convertible Promissory Note dated June 10, 2013

10.51 (4)	First Amendment to Promissory Note with James Pakulis dated July 11, 2013.

10.52 (4)	First Amendment to Promissory Note with Sabas Carrillo dated July 11, 2013.

10.53 (4)	Amendment Exhibit A to Escrow Instructions and Agreement dated July 12, 2013.

10.54 (5)	Securities Purchase Agreement dated July 11, 2013

10.55 (5)	Convertible Promissory Note dated July 11, 2013

10.56 (6)	Transfer Agreement dated August 7, 2013.

10.57 (6)	Lease Agreement dated August 8, 2013.

10.58 (6)	Buyout Agreement dated August 8, 2013.

10.59 (7)	Securities Purchase Agreement dated August 22, 2013.

10.60 (7)	Convertible Promissory Note dated August 22, 2013.

10.61 (8)	Second Amendment to Promissory Note with James Pakulis dated November 8, 2013.

10.62 (8)	Second Amendment to Promissory Note with Sabas Carrillo dated November 8, 2013.

10.63 (9)	Securities Purchase Agreement dated December 12, 2013

10.64 (9)	Convertible Promissory Note dated December 12, 2013

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form 10 dated January 29, 2013 and filed with the Commission on January 30, 2013.

(2)	Incorporated by reference from our First Amended Registration Statement on Form 10/A dated March 27, 2013 and filed with the Commission on March 28, 2013.

(3)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on June 20, 2013.

(4)	Incorporated by reference from our Current Report on Form 8-K dated July 11, 2013, and filed with the Commission on July 15, 2013.

(5)	Incorporated by reference from our Current Report on Form 8-K dated July 11, 2013, and filed with the Commission on July 17, 2013.

(6)	Incorporated by reference from our Current Report on Form 8-K dated August 14, 2013, and filed with the Commission on August 19, 2013.

(7)	Incorporated by reference from our Current Report on Form 8-K dated August 28, 2013, and filed with the Commission on August 30, 2013.

(8)	Incorporated by reference from our Quarterly Report on Form 10-Q dated November 12, 2013 and filed with the Commission on November 13, 2013.

(9)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on December 24, 2013.

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

SearchCore, Inc.

Dated: March 31, 2014		/s/ James Pakulis
	By:	James Pakulis
	Its:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2014		/s/ James Pakulis
	By:	James Pakulis
	Its:	Chief Executive Officer and Director

Dated: March 31, 2014		/s/ Munjit Johal
	By:	Munjit Johal
	Its:	Chief Financial Officer and Principal Accounting Officer and Director