Form 10-Q
period 2014-03-31
SearchCore, Inc.
filed 2014-05-15
CIK 1281198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 12, 2014, there were 50,168,772 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1  Financial Statements

SEARCHCORE, INC.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2014	2013
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,649	$93,152
Accounts receivable	84,963	81,497
Other current assets	1,262,689	1,237,365
TOTAL CURRENT ASSETS	$1,373,301	$1,412,014

Property and equipment, net	22,138	26,155
Intangible assets:
Domain names	420,862	420,862
Other assets	232,483	567,554
Other assets - discontinued operations	956,436	956,436
TOTAL ASSETS	$3,005,220	$3,383,021

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$168,398	$201,472
Accrued liabilities	1,507,930	2,030,680
Notes payable	278,138	196,087
Notes payable - related party	89,758	-
Current liabilities - discontinued operations	166,503	161,226

TOTAL CURRENT LIABILITIES	$2,210,727	$2,589,465

LONG TERM LIABILITIES

Other accrued liabilities	118,750	118,750
Notes payable	83,350	95,519
Notes payable - related party	112,989	161,250
Noncurrent liabilities - discontinued operations	400,000	400,000

TOTAL LONG TERM LIABILITIES	715,089	775,519

TOTAL LIABILITIES	$2,925,816	$3,364,984

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value: 20,000,000 shares authorized;
zero shares issued and outstanding at March 31, 2014;
zero shares issued and outstanding at December 31, 2013;	-	-
Common stock, $0.001 par value: 200,000,000 shares authorized;
44,868,772 shares issued and outstanding at March 31, 2014,
39,368,772 shares issued and outstanding at December 31, 2013,	44,869	39,369
Paid-in capital	(10,282,836)	(10,717,336)
Retained earnings	10,317,371	10,696,004

TOTAL STOCKHOLDERS' EQUITY	79,404	18,037

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,005,220	$3,383,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEARCHCORE, INC.
Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2014	2013

REVENUE
Sales	$104,395	$26,891

Total revenue	104,395	26,891

OPERATING EXPENSES
Cost of sales	4,863	228
Selling, general and administrative expenses	552,659	664,518
Total operating expenses	557,522	664,746

Operating loss	(453,127)	(637,855)

Other Income (Expense)
Interest income	3,929	6,506
Interest expense	(37,158)	(152)
Total other income (expense)	(33,229)	6,354

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(486,356)	(631,501)

Provision for Income Taxes	(112,000)	-
LOSS FROM CONTINUING OPERATIONS	(374,356)	(631,501)

Loss from discontinued operations, net of $1,000 and zero tax benefit for the periods ended March 31, 2014 and 2013, respectively.	(4,277)	(7,777)

NET LOSS	$(378,633)	$(639,278)

Income (loss) per share, Basic and Diluted
Income (loss) from continuing operations	$(0.01)	$(0.01)
Income (loss) from discontinued operations	0.00	0.00
Total income (loss) per share	$(0.01)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	41,018,772	54,529,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEARCHCORE, INC.
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(378,633)	$(639,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,039	1,184
Amortization	—	35,792
Stock-based compensation	440,000	—
Changes in operating assets and liabilities:
Accounts receivable	(3,466)	—
Prepaid expenses and deposits	(25,324)	212,588
Other assets	336,049	293,494
Accounts payable and accrued liabilities	(551,064)	(1,125)

Net cash used in operating activities	(179,399)	(97,345)

Cash flows used in investing activities:
Purchases of property and equipment	—	(10,561)
Purchases of intangible assets	—	(85,260)

Net cash used in investing activities	—	(95,821)

Cash flows provided by financing activities:
Payments on note payable	(95,601)	(22,500)
Proceeds from note payable	166,000	—
Proceeds from note payable - related party	41,497	—

Net cash provided by (used in) financing activities	111,896	(22,500)

Net decrease in cash and cash equivalents	(67,503)	(215,666)

Cash and cash equivalents at beginning of period	93,152	514,382

Cash and cash equivalents at end of period	$25,649	$298,716

Non-cash investing and financing activity:

Shares issued pursuant to MMJMenu acquisition	$—	$27,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
March 31, 2014
Unaudited

Note 1. General

Nature of Business

We, together with our wholly owned subsidiaries, are engaged in developing, operating and monetizing websites that focus on specific industries, also known as vertical finder websites or finder sites. We currently are either developing finder sites, or providing marketing services on our existing finder sites, in the prefabricated home industry. We provide finder site services in three different sectors: media, technology, and marketing. All of our operations are conducted through our wholly-owned subsidiaries, each of which is incorporated or qualified to do business in the states in which it does so.

SearchCore, Inc. was formed on July 14, 2003 in the State of Nevada as Tora Technologies, Inc. On November 21, 2006, we changed our name to Makeup.com Limited, on January 29, 1010, we changed our name to LC Luxuries Limited, and on November 5, 2010, we changed our name to General Cannabis, Inc. On January 6, 2012, we changed our name to SearchCore, Inc.

Principal Services

Our business service is to connect consumers with brands, products and services via our finder sites. We specialize in creating, operating and monetizing vertical finder sites. We identify niche, fragmented and/or disjoined markets, and attempt to capitalize on those markets by incorporating our existing platform as it relates to technology, marketing, advertising and sales. We only pursue markets in which we anticipate we will be among the top finder sites in any respective industry. This includes marketing and services in both the business-to-business and the business-to-consumer marketplaces. When a consumer or business utilizes one of our finder sites, they are searching primarily for specific products, related items, social engagement, and/or reviews. Initially, we may waive all or a portion of advertising or marketing fees to clients who subscribe with us and market their brand, product or service on our finder sites. Once a client has subscribed with us then we offer various marketing packages that serve to increase the exposure of their business and thus increase the likelihood of connecting more consumers with their brand, product or service. We charge a fee for these various services. The fee varies depending on the service we provide. We believe that the previous success of our first finder site will enable us to continue and expand into other markets that we believe have high growth potential.

Our principal services are offered through the following wholly owned subsidiaries:

Sportify, Inc.
VerticalCore Management, Inc.
VerticalCore Merchant, Inc.
VerticalCore Media, Inc.
VerticalCore Technologies, Inc.
Wisdom Homes of America, Inc.
Wisdom Home Loans of America, Inc.

Other Subsidiaries

We have three (3) additional wholly-owned subsidiaries which have no operations and are dormant. These are General Marketing Solutions, Inc., General Processing Corporation, and LV Luxuries Incorporated (which operated as makeup.com). Currently, we have no imminent or specific plans for any of these entities and they are held as corporations in good standing.

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
March 31, 2014
Unaudited

Recent Developments

Expanding Our Focus on Manufactured Homes

We have expanded our focus in an attempt to create additional income streams from industries, such as the manufactured housing industry, for whom we have created, or are creating, search engine finder sites. Our expansion in this direction to create additional revenue is the result of several developments over the past year. First, the number of competitors in the finder site space has increased, and the internet presence and capital that some of those companies have far exceeds our capabilities. For example, Google has more prominently entered into the finder site space by displaying colored photographs and locations of business search results at the top of the page. As a result of the increase in competition, and some of the competition such as Google owning the search engines, we believe it has and will continue to become more challenging to generate revenue in the finder site environment. The second reason we decided to expand our focus is that we believe we are uniquely qualified to leverage our technology and retail expertise, specifically in the manufactured housing industry, and to a lesser extent, the travel trailer industry. Our staff currently has over 125 years of combined manufactured home industry experience. We believe this experience will assist us in negotiating favorable terms with factories, hiring top tier talent, and identifying retail center locations.

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

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
March 31, 2014
Unaudited

The strategic reasons for concentrating in a specific industry such as the manufactured housing industry include our management’s experience in both technology and retail center management, our ability to utilize technology in an industry where technology has, for the most part, been either absent or lagged behind other comparable industries, and our portfolio of premium domains specific to the industry. In addition, our staff is regularly in communication with manufactured home factories and retail centers across the country in order to introduce them to our proprietary CRM system and the features offered on our geo-targeted website www.ManufacturedHomes.com. As a result of our regular communication with nationwide retailers, we believe we will be able to target regional trends developing in the manufactured housing industry.

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

Operating results for the three-month period ended March 31, 2014 is not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the SEC.

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
March 31, 2014
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

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
March 31, 2014
Unaudited

Accounts Receivable

Accounts receivable are recorded at the invoice amount and do not bear interest.

Advertising Cost

The Company expenses advertising costs when incurred. Advertising expense for the three months ended March 31, 2014 and 2013 was $15,000 and $28,000, respectively.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from three to seven years. Property and equipment at March 31, 2014 and December 31, 2013 are presented net of accumulated depreciation of $19,000 and $16,000, respectively.

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. No amortization is recorded for goodwill with indefinite useful life. No goodwill impairment was recognized during the three months ended March 31, 2014 or twelve ended December 31, 2013.

Intangible Assets

In accordance with Goodwill and Other Intangible Assets, intangible assets that are determined not to have an indefinite useful life are subject to amortization. The Company amortizes intangible assets using the straight-line method over their estimated useful lives.

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
March 31, 2014
Unaudited

Impairment of Long-Lived and Intangible Assets

In accordance with Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses the recoverability of the long-lived and intangible assets by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets. No impairment of intangible assets was recognized during the three months ended March 31, 2014 or twelve ended December 31, 2013.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Share-Based Payment, which addresses the accounting for equity-based compensation and which requires that the cost of all equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards. During the three and twelve months ended March 31, 2014 and December 31, 2013, the Company had $440,000 and $230,000, respectively, in stock-based compensation expense related to issuances of shares of the Company’s common stock to consultants.

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

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
March 31, 2014
Unaudited

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
March 31, 2014
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
March 31, 2014
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

Note 3. Equity Transactions

At March 31, 2014 the total number of shares of our common stock that were issued and outstanding was 44,868,772.

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
March 31, 2014
Unaudited

Stock-based Compensation

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

Note 4. Other Current Assets

At December 31, 2013, the Company had recorded a $1,200,000 note receivable which represented the current portion of a $3,000,000 note receivable pursuant to the sale of our finder site weedmaps.com. On December 11, 2012, we entered into an Agreement and Plan of Reorganization, pursuant to which we sold our finder site weedmaps.com. Pursuant to the terms of the sale and as partial consideration we received a Secured Promissory Note in the original principal amount of Three Million Dollars ($3,000,000). Pursuant to the Note we will receive (1) Two Hundred Fifty Thousand Dollars ($250,000) on January 15, 2013 (which payment date was extended to January 31, 2013), which payment we did receive; One Hundred Thousand Dollars ($100,000) each month beginning on February 25, 2013 and continuing on the twenty fifth (25th) of each month thereafter for a total of twenty eight (28) months, which payments for February through March 2014 we did receive; and Sixteen Thousand Five Hundred Dollars ($16,500) on July 25, 2015.

At March 31, 2014, the Company had recorded $46,000 in prepaid insurance, $11,000 in prepaid filing fees, and $5,000 in deposits.

Note 5. Property And Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from three to seven years. Property and equipment at March 31, 2014 and December 31, 2013 consist of the following:

	March 31,	December 31,
Property and Equipment	2014	2013
Furniture and Computer Equipment	$41,000	$42,000
Less: Accumulated Depreciation	(19,000)	(16,000)
Property and Equipment, net	$22,000	$26,000

For the three months ended March 31, 2014 depreciation expense was $3,000. For the twelve months ended December 31, 2013 depreciation expense was $10,000.

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

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
March 31, 2014
Unaudited

Intangible asset amounts at March 31, 2014 and December 31, 2013 are as follows:

	March 31,	December 31,
Intangible Assets	2014	2013

Domain names	$421,000	$421,000
Subtotal	$421,000	$421,000
Accumulated amortization	—	—
Total intangible Assets	$421,000	$421,000

See Note 8. Discontinued Operations for a discussion regarding the web software, trademarks and goodwill related to Sportify.com.

Summary of our premium and non-premium domain names	Amount
ToyHaulers.com*	$31,000
TravelTrailer.com*	51,000
ModularHomes.com*	141,000
ManufacturedHome.com and ManufacturedHouse.com*	50,000
ManufacturedHomes.com*	130,000
ManufacturedHomes.net*	14,000
Various other non-premium domain names	4,000

Total premium and non-premium domain names	$421,000
_____________
* These domain names have been pledged as collateral in connection with a financing sale-leaseback with Domain Capital.

Note 7. Other Assets

At December 31, 2013, the Company had recorded a $177,000 note receivable which represented the noncurrent portion of a $3,000,000 note receivable we received pursuant to the sale of our finder site weedmaps.com. See Note 4. Other Current Assets for more information on the sale of our finder site weedmaps.com.

The balance of other assets at March 31, 2014 included $11,000 in rent deposits and $45,000 in deferred tax assets.

Note 8. Discontinued Operations

Sportify, Inc.

On March 5, 2014, Sports Asylum, Inc. changed its name to Sportify, Inc.

During the quarter ended December 31, 2013, we entered into a definitive plan to sell the assets related to Sportify.com which includes the web software, trademarks, non-premium sports-related domain names and goodwill associated with our acquisition of Sportify, Inc. Sportify, Inc. owns and operates the intellectual property associated with www.sportify.com. We entered into a definitive plan to sell the assets related to Sportify because during the quarter ended December 31, 2013, management decided to focus the Company’s efforts and resources to expanding our operations in the manufactured housing industry through our highly specific search-driven internet marketing finder site called ManufacturedHomes.com. At December 31, 2013 we reclassed the assets, which had a net book value of $456,000 which amount comprised of $100,000 in sports related non-premium domain names, $10,000 in Sportify.com premium domain name, $1,000 in trademarks, $59,000 in goodwill, $430,000 in web software and $143,000 in accumulated amortization, to discontinued operations.

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
March 31, 2014
Unaudited

At March 31, 2014, the $456,000 in net assets is recorded as Other assets - discontinued operations. The Sportify assets are being held for sale and as of the filing of this report, a buyer has been identified and we are currently in negotiations.

Karate.com and Rodeo.com

During the quarter ended December 31, 2013, we entered into a definitive plan to sell the premium domain names Karate.com and Rodeo.com. We entered into a definitive plan to sell the Karate.com and Rodeo.com because during the quarter ended December 31, 2013, management decided to focus the Company’s efforts and resources to expanding our operations in the manufactured housing industry through our highly specific search-driven internet marketing finder site called ManufacturedHomes.com. At December 31, 2013 we reclassed Karate.com and Rodeo.com, which had a net book value of $100,000 which amount comprised of $500,000 in domain names and $400,000 in debt, to discontinued operations.

At March 31, 2014, the $500,000 in domain names is recorded as Other assets - discontinued operations and the $400,000 in debt is recorded as Noncurrent liabilities - discontinued operations. Karate.com and Rodeo.com are being held for sale and as of the filing of this report, a buyer has been identified and we are currently in negotiations.

General Health Solutions, Inc.

We discontinued the operations of General Health Solutions, Inc., which constituted our entire Medical Clinic Management segment. We discontinued the operations of General Health Solutions because of increasing costs associated with managing the clinics and the recent increased competition in the medicinal cannabis clinic industry. A major factor in the success of managing the medicinal cannabis clinics is running successful online Pay Per Click (“PPC”) advertising campaigns. In PPC campaigns targeting is key, and factors that determine the pricing pertaining to certain key words depend heavily on the number of advertisers bidding on those certain key words. Taken together, i) our increasing success with our technology in our Marketing and Media Segment and ii) the increasing costs of PPC campaigns coupled with the increasing number of sole-practitioner doctors now offering medicinal cannabis recommendation letters as part of their medical practice offerings, which places downward pressure on pricing, led us to decide to discontinue the operations of General Health Solutions, which composes our entire Medical Clinic Management Segment and focus our efforts instead on our technology in our Marketing and Media Segment.

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

The assets and liabilities of our discontinued operations related to General Health Solutions at March 31, 2014 consists of $10,000 in accounts payable and $107,000 in notes payable, plus $50,000 in accrued interest recorded as Current liabilities - discontinued operations.

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
March 31, 2014
Unaudited

Note 9. Accounts Payable

Accounts payable at March 31, 2014 included amounts owed to certain vendors related to the ongoing normal course of the Company’s operations.

Note 10. Accrued Liabilities

Accrued liabilities at March 31, 2014 and December 31, 2013 are comprised of the following:

	March 31,	December 31,
Accrued liabilities	2014	2013
Tax payable	$1,098,000	$1,196,000
Deferred tax liability short term	92,000	146,000
Obligations on stock based compensation	—	440,000
Obligations on marketing agreements	27,000	27,000
Payroll liabilities	145,000	118,000
Other	146,000	104,000
Total accrued liabilities	$1,508,000	$2,031,000

At March 31, 2014 we had $1,098,000 in federal and state taxes payable which represent amounts due and payable for the years ended December 31, 2011 and 2012.

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

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
March 31, 2014
Unaudited

On December 12, 2013, January 6, 2014 and February 24, 2014, we entered into Securities Purchase Agreements with Asher Enterprises, Inc., pursuant to which we sold to Asher 8% Convertible Promissory Notes in the original principal amounts of $63,000, $63,000 and $53,000, respectively (the “Notes”). The Notes have maturity dates of September 16, 2014, October 8, 2014 and November 26, 2014, respectively, and are convertible after one hundred and eighty (180) days into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Notes will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Notes can be prepaid by us at a premium as follows: (a) between 31 and 60 days after issuance - 114% of the principal amount; (b) between 61 and 90 days after issuance - 120% of the principal amount; (c) between 91 and 120 days after issuance - 124% of the principal amount; (d) between 121 and 180 days after issuance - 130% of the principal amount. The issuance of the Notes was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

On January 3, 2014, we repaid the promissory note to Asher Enterprises, Inc. that, on July 11, 2013, we entered into in connection with a Securities Purchase Agreement, pursuant to which we sold to Asher a 8% Convertible Promissory Note in the original principal amount of $53,000 (the “Note”). We repaid the entire principal balance of the Note, plus accrued interest and a prepayment premium, in the amount of $70,840.

On February 19, 2014, we repaid the promissory note to Asher Enterprises, Inc. that, on August 22, 2014, we entered into in connection with a Securities Purchase Agreement, pursuant to which we sold to Asher a 8% Convertible Promissory Note in the original principal amount of $35,500 (the “Note”). We repaid the entire principal balance of the Note, plus accrued interest and a prepayment premium, in the amount of $43,897.

On March 28, 2014, we entered into, with a third party investor, a 20% convertible secured promissory note with a maturity date of April 28, 2015 and in the principal amount of $100,000 (the “Note”), which is convertible into the Company’s common stock at $0.08 per share and which is collateralized by up to $15,000 on a monthly basis by the $100,000 in monthly payments which we receive pursuant to our sale of WeedMaps Media, Inc. if not paid in full within six months of the date of the Note. Furthermore, as further collateral, we have placed 2,500,000 shares of our common stock into escrow. As of March 31, 2014, the Company had not yet received the principal amount of which $50,000 was received during April 2014. The Company as of the date of this report has not yet requested the remaining $50,000 principal amount and intends to do so as needed.

On March 28, 2014, we entered into, with a third party investor, a 20% convertible secured promissory note with a maturity date of April 26, 2015 and in the principal amount of $100,000 (the “Convertible Note”), which is convertible into the Company’s common stock at $0.08 per share and which is collateralized by up to $15,000 on a monthly basis by the $100,000 in monthly payments which we receive pursuant to our sale of WeedMaps Media, Inc. if not paid in full within six months of the date of the Note. Furthermore, as further collateral, we have placed 2,500,000 shares of our common stock into escrow. Finally, as an incentive to the third party investor to enter into the Note, we issue 300,000 shares of the Company’s common stock. As of March 31, 2014, the Company had received $50,000 of the principal amount. The Company as of the date of this report has not yet requested the remaining $50,000 principal amount and intends to do so as needed. The Company accounts for debt discount according to ASC 470-20 Debt With Conversion And Other Options. No debt discount associated with the Convertible Note was recorded because the fair value of the common stock at the commitment date ($0.05) was less than the effective conversion price of the conversion feature ($0.07). As such, there was no intrinsic value associated with the conversion feature and thus no debt discount was recognized.

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
March 31, 2014
Unaudited

Below is a summary of our note payable amounts:

Notes payable - current portion	March 31, 2014	December 31, 2013
Domain Capital	$46,000	$44,000
Convertible Note	50,000	-
Asher Enterprises	182,000	152,000
	$278,000	$196,000

Notes payable - noncurrent portion	March 31, 2014	December 31, 2013
Domain Capital	83,000	96,000
	$83,000	$96,000

Summary of notes payable:	March 31, 2014	December 31, 2013
Domain Capital	$129,000	$140,000
Convertible Note	50,000	-
Asher Enterprises	182,000	152,000

	$361,000	$292,000

Note 12. Notes Payable- Related Party

Sportify Note

On December 31, 2012, we entered into a Securities Purchase Agreement by and among us, on the one hand, and Sportify, Inc., a Nevada corporation, and its shareholders, Sabas Carrillo (“Carrillo”), an individual, and James Pakulis (“Pakulis”), an individual and one of our officers and directors, on the other hand. Pursuant to the agreement, upon the closing of the transaction, we purchased 100% of the issued and outstanding equity interests of Sportify in exchange for (a) the cancellation of a previous Secured Promissory Note issued to Sportify, entered into on or about August 22, 2012 and with an outstanding principal balance of Two Hundred Eighty Five Thousand Dollars ($285,000) and (b) Two Hundred Fifteen Thousand Dollars ($215,000) represented by promissory notes in the original principal amount of One Hundred Sixty One Thousand Two Hundred Fifty Dollars ($161,250) to Pakulis and Fifty Three Thousand Seven Hundred Fifty Dollars ($53,750) to Carrillo. The closing of the purchase took place on December 31, 2012. On July 11, 2013, we entered into a First Amendment to Promissory Note with each of Pakulis and Carrillo to extend the date that we will begin making payments thereunder from June 30, 2013 to September 30, 2013, and extended the maturity date of the notes by a corresponding three months. On November 8, 2013, effective as of September 30, 2013, we entered into a Second Amendment to Promissory Note with each of Pakulis and Carrillo to extend the date that we will begin making payments thereunder from September 30, 2013 to December 31, 2013, and extended the maturity date of the notes by a corresponding three months. On March 19, 2014, effective as of December 31, 2013, we entered into a Third Amendment to Promissory Note with Pakulis to extend the date that we will begin making payments thereunder from December 31, 2013 to January 1, 2015, and extended the maturity date of the notes by a corresponding twelve months.

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
March 31, 2014
Unaudited

Pakulis Demand Note

During the quarter ended March 31, 2014, James Pakulis, one of our officers and directors, loaned the Company $41,497, which represents the principal amount of an unsecured demand note with nominal interest of 1.10%.

Below is a summary of our note payable - related party amounts:

Notes payable - related party	March 31, 2014	December 31, 2013
Current portion	$90,000	$-
Noncurrent portion	113,000	161,000
	$203,000	$161,000

Note 13. Other Long Term Accrued Liabilities

At March 31, 2014, we had a balance of $119,000 in noncurrent tax payable.

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

As of March 31, 2014, there were 250,000 common stock purchase warrants outstanding that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period presented.

Note 15. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the Company's tax provisions and deferred tax assets as of March 31, 2014 and December 31, 2013 are as follows:

The components of tax provision:

	March 31, 2014	December 31, 2013
Current
Federal	$(98,000)	$(475,000)
State	-	70,750
	(98,000)	(404,250)
Deferred
Federal	(66,000)	(651,000)
State	(28,000)	(268,000)
	(94,000)	(919,000)

Change in valuation allowance	79,000	(77,000)

Total provision	$(113,000)	$(1,400,250)

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
March 31, 2014
Unaudited

The total tax provision is $112,000 of which $113,000 corresponds to current operations and $1,000 (tax benefit) corresponds to discontinued operations.

The components of deferred tax asset:

	March 31, 2014	December 31, 2013
Deferred income tax assets:
State taxes	$129,000	$129,000
Net operating losses	374,000	357,000
Depreciation	137,000	137,000
Accruals and other	-	-
	640,000	623,000

Deferred income tax liabilities:
Installment gain	(313,000)	(390,000)
	327,000	233,000

Valuation allowance	(374,000)	(295,000)

Net deferred tax assets/(liabilities)	$(47,000)	$(62,000)

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. The amount of deferred tax assets considered realizable could change if future taxable income is realized. At both March 31, 2014 and December 31, 2013, the Company had U.S. federal tax net operating loss carryforwards (“NOLs”) of approximately $664,000, which begin to expire in 2021. At March 31, 2014 and December 31, 2013, the Company had State NOLs of $2.54 million and $2.25, respectively. The NOLs are subject to limitations under IRC Section 382 of the Internal Revenue Code (“Section 382”).

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
March 31, 2014
Unaudited

Note 16. Related Party Transactions

All material intercompany transactions have been eliminated upon consolidation of our entities. During the three months ended March 31, 2014, cash transfers, equity and accounts between the Company and its subsidiaries have been eliminated upon consolidation.

See Note 12. Notes Payable- Related Party for information regarding a Securities Purchase Agreement we entered into on December 31, 2012, with Sportify, Inc., a Nevada corporation, and its shareholders, Sabas Carrillo, an individual, and James Pakulis, an individual and one of our officers and directors.

See Note 12. Notes Payable- Related Party for information regarding an unsecured demand note whereby during the quarter ended March 31, 2014, James Pakulis, one of our officers and directors, loaned the Company $41,497.

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

During April 2013, we entered into a new lease at 3265 N Fort Apache Rd, Suite 110, Las Vegas, NV 89129. The office space is approximately 2,500 square feet. Pursuant to the terms of the lease, our rent is $2,500 per month for twelve (12) months. This lease expired on April 30, 2014 and we do not expect to renew.

During February 2014, we entered into a new lease at 4888 FM 2264, Rhome, TX. The parcel is approximately a 2-acre tract of land. Pursuant to the terms of the lease, our rent is $1,300 per month for 24 months.

Set forth below is a summary of our current obligations as of March 31, 2014 comprised exclusively of the rental lease obligations to make future payments due by the period indicated below:

Lake Forest Office	Minimum Payments	Monthly Base Rent
2014	$72,000	$8,000

Las Vegas Office	Minimum Payments	Monthly Base Rent
2014	$2,500	$2,500

Rhome, Texas Retail Center	Minimum Payments	Monthly Base Rent
2014	$11,700	$1,300
2015	$15,600	$1,300
2016	$1,300	$1,300

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
March 31, 2014
Unaudited

Note 18. Warrants

As of March 31, 2014, there were 250,000 common stock purchase warrants outstanding. The following table summarizes information about common stock warrants outstanding at March 31, 2014.

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Exercise Price Average	Number Exercisable	Weighted Average Exercise Price

$4	250,000	0.62	$4	250,000	$4

Note 19. Subsequent Events

The Company evaluated its March 31, 2014 financial statements for subsequent events through May 14, 2014, the date the financial statements were available to be issued.

On May 7, 2014, we signed a Memorandum of Understanding pursuant to which we would agree to take over Heritage Mobile Homes, a manufactured home retail center located in Jacksboro, Texas. Pursuant to the Memorandum of Understanding, we will assume the office and lot lease for $1,108 per month. The lot is currently leased on a month-to-month basis. The seller will continue to operate and manage the facility.

On May 1, 2014, we entered into a new lease at 500 N Northeast Loop 323, Tyler, TX. The parcel is approximately a 1.8-acre tract of land. Pursuant to the terms of the lease, our rent is $2,500 per month for 37 months.

On April 3, 2014, we entered into an Assignment Agreement with a third party entity (the “Assignee”) pursuant to which we assigned and transferred to the Assignee the premium domain names Karate.com and Rodeo.com along with the associated $400,000 in debt.

On March 28, 2014, we entered into, with a third party investor, a 20% convertible secured promissory note with a maturity date of April 28, 2015 and in the principal amount of $100,000 (the “Note”). Furthermore, as further collateral, we placed 2,500,000 shares of our common stock into escrow on April 4, 2014.

On March 28, 2014, we entered into, with a third party investor, a 20% convertible secured promissory note with a maturity date of April 26, 2015 and in the principal amount of $100,000 (the “Convertible Note”). Furthermore, as further collateral, we placed 2,500,000 shares of our common stock into escrow on April 4, 2014. Finally, as an incentive to the third party investor to enter into the Note, we agreed to issue 300,000 shares of the Company’s common stock which we did on April 4, 2014.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarter Ended March 31, 2014 compared to the Quarter Ended March 31, 2013

Results of Operations

Revenue

Our sales, total revenue, total operating expenses and operating income for the three months ended March 31, 2014, compared to the three months ended March 31, 2013, were as follows:

	Quarters Ended
	March 31, 2013	March 31, 2012

Sales	$104,000	$27,000
Total revenue	104,000	27,000
Total operating expenses	558,000	665,000

Operating loss	$(454,000)	$(638,000)

The increase in sales from $27,000 for the three months ended March 31, 2013, to $104,000 for the three months ended March 31, 2014, an increase of 288%, is due to an increase in the number of clients from the prior year.

Although we have experienced an increase in revenue for the quarter ended March 31, 2014 as compared to the quarter ended March 31, 2013, the growth in our subscribers has not been as strong as we had hoped, and as a result, our revenue growth has not been at the pace we anticipated. Furthermore, we have begun to expand into the manufactured home retail industry and we expect to begin generating revenues from the manufactured home retail centers that we have opened or taken over during the quarter ending June 30, 2014.

Operating Expenses

Operating Expenses – Our operating expenses decreased slightly during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, in general because we decreased amounts spent on salaries, consulting and professional fees like legal and accounting following the sale of our finder site weedmaps.com.

The decrease in operating expenses from $665,000 for the three months ended March 31, 2013, to $558,000 for the three months ended March 31, 2014, a decrease of 16%, was because we decreased the number of technology specialists, including the number of programmers and engineers whose responsibilities included, but were not limited to, developing software and additional finder sites. This was accompanied by decreases in professional fees which included fees for legal and accounting work as well as expenses related to our Securities and Exchange Commission filings and for fees paid to consultants related to business development, investor relations and sales contract work all of which was due to our efforts to have our operating expenses in line with our cash inflows both from the $100,000 per month we receive pursuant to the sale of our finder site weedmaps.com and from cash generated from our ongoing operations.

Salaries And Employee Benefits – During the three months ended March 31, 2014 and 2013, salaries and employee benefits were $257,000 and $252,000, respectively.

Professional Fees – During the three months ended March 31, 2014 and 2013, professional fees were $192,000 and $256,000, respectively. The decrease during the three months ended March 31, 2014 as compared to 2013 was as a result of less spending on accounting and legal fees related to our SEC filings, which was slightly offset by our efforts to expand our operations serving the manufactured home industry as well as other industries in which we expect to operate in during the year ending 2014.

General And Administrative Expenses – During the three months ended March 31, 2014 and 2013, general and administrative expenses were $96,000 and $94,000, respectively. The slight change in these expenses was primarily attributable to increases in spending on travel to support our efforts to expand into the manufactured home retail industry.

Liquidity and Capital Resources

Our cash, current assets, intangible assets, total assets, current liabilities, and total liabilities as of March 31, 2014 and March 31, 2013 were as follows:

	March 31, 2014	December 31, 2013	Percentage
	(unaudited)	(audited)	Change

Cash	$26,000	$93,000	(72.0)%
Total current assets	1,373,000	1,412,000	(2.8)%

Intangible assets:
Domain names	421,000	421,000	0.0%
Total intangible assets	421,000	421,000	0.0%

Total assets	3,005,000	3,383,000	(11.2)%

Total current liabilities	2,211,000	2,589,000	(14.6)%
Total long term liabilities	715,000	776,000	(7.9)%
Total liabilities	$2,926,000	$3,365,000	(13.0)%

Our intangible assets at March 31, 2014 consisted of the domain names of www.ManufacturedHome.com, www.ManufacturedHomes.com,
www.ManufacturedHouse.com, www.ModularHomes.com, www.TravelTrailer.com and www.ToyHaulers.com.

Our current liabilities decreased by $378,000, from $2,589,000 at December 31, 2013 to $2,211,000 at March 31, 2014, primarily as a result of payments on notes payable related to the Asher Notes and our recent domain name acquisitions, $98,000 in reduction of our federal taxes payable as a result of utilizing our net operating losses, as well as for $440,000 that had been accrued during 2013 for consulting services that we paid in noncash stock based payments, which were partially offset by an increase in notes payable (the Pakulis Note, Convertible Note and Asher Notes).

Our total long-term liabilities decreased by $61,000, from $776,000 at December 31, 2013 to $715,000 at March 31, 2014, which was a result in large part to a $50,000 noncash note payable reclassification from noncurrent to current and a decrease in notes payable (the Domain Capital noncurrent portion).

Cash Requirements

We had approximately $26,000 in cash and cash equivalents as of March 31, 2014. Our net loss for the quarter ended March 31, 2014 was $379,000. We had a working capital deficit of approximately $837,000 at March 31, 2014. During the quarter ended March 31, 2014, our principal source of liquidity was cash generated from our then-current operations as well as payments we received pursuant to the sale of the finder site weedmaps.com which during the quarter ended March 31, 2014 totaled $300,000 and will continue for $100,000 a month for a total of fourteen (14) more months ($900,000 for the remainder of the year ended December 31, 2014 and $515,500 for the year ended December 31, 2015), which are reflected in our statements of cash flows under the section changes in operating assets and liabilities: other assets). However, the growth in our subscribers from our finder sites has not been as strong as we had hoped, and as a result, our revenue growth has not been at the pace we anticipated. As a result of the foregoing, at our current burn rate, our current level of revenue generated from operations, our cash on hand, together with the $100,000 per month that we will receive pursuant to the sale of our finder site weedmaps.com, is insufficient to cover our monthly expenses. We have had to, and will continue to, seek financing in the form of debt or stock sales to finance our operations until we reach break-even.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $179,000 for the quarter ended March 31, 2014, as compared to net cash from operating activities of $97,000 for the quarter ended March 31, 2013. For the quarter ended March 31, 2014, the net cash used by operating activities consisted primarily of a net loss of $379,000 which included an $4,000 loss related to the discontinued operations of General Health Solutions, and a decrease in accounts payable and accrued liabilities of $551,000, a decrease in prepaid expenses and deposits of $25,000, plus non-cash depreciation expense of $3,000. For the three months ended March 31, 2013, the net cash used by operating activities consisted primarily of a net loss of $639,000 which included a $8,000 loss related to the discontinued operations of General Health Solutions, and a slight decrease in accounts payable and accrued liabilities of $1,100, an increase in prepaid expenses and deposits of $213,000, plus non-cash amortization and depreciation expense of $36,000 and $1,200, respectively.

Investments

During the quarter ended March 31, 2014, we had zero cash flows from investing activities as compared to $96,000 for the quarter ended March 31, 2013. For the three months ended March 31, 2013, the net cash used in investing activities was primarily related to purchases of furniture and computers and other equipment of $11,000, plus purchases of intangible assets of $85,000.

Financing

We had net cash from financing activities of $112,000 for the quarter ended March 31, 2014, as compared to net cash used in financing activities of $23,000 for the quarter ended March 31, 2013. For the quarter ended March 31, 2014, our net cash used in financing activities consisted of payments on notes payable related to our recent domain name acquisitions and on the Asher Notes, offset by two new convertible notes from Asher, a new convertible note from a third party, in additional to a $42,000 demand note from James Pakulis, one of our officers and directors, in the aggregate amount of $208,000. For the three months ended March 31, 2013, our net cash used in financing activities consisted solely of payments on notes payable related to our recent domain name acquisitions.

Debt Instruments, Guarantees, and Related Covenants

We have no disclosure required by this Item.

Critical Accounting Estimates

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in our fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of our reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. No amortization is recorded for goodwill with indefinite useful life. No goodwill impairment was recognized during the three months ended March 31, 2014 and 2013, respectively.

Intangible Assets

In accordance with Goodwill and Other Intangible Assets, intangible assets that are determined not to have an indefinite useful life are subject to amortization. We amortize intangible assets using the straight-line method over their estimated useful lives.

Impairment of Long-Lived and Intangible Assets

In accordance with Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess the recoverability of the long-lived and intangible assets by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets. No impairment of intangible assets was recognized during the three months ended March 31, 2014. No impairment of long-lived assets was recognized during the three months ended March 31, 2014.

Net Loss

For the quarters ended March 31, 2014 and 2013, we had a net loss of $379,000 and $639,000, respectively. The net loss we experienced during the quarters ended March 31, 2014 and 2013 were as a result of our efforts to expand our operations serving the manufactured home industries.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 28, 2014, we issued a total of five million five hundred thousand (5,500,000) shares of our common stock, restricted in accordance with Rule 144, to a total of five (5) individuals and entities who had rendered services to us prior to December 31, 2013. These shares were used to satisfy an aggregate debt of Four Hundred and Forty Thousand Dollars ($440,000) owed to service providers. The issuances were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 because the service providers were either accredited or sophisticated and familiar with our operations, and there was no solicitation.

On March 28, 2014, we entered into a Note and Stock Purchase Agreement with an investor whereby we issued a 20% Convertible Promissory Note in the face amount of $100,000, and 300,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $100,000. The Note is convertible into our common stock at the election of the holder at $0.08 per share, is collateralized by 1,250,000 shares of common stock which will be issued and held in escrow, and, if not paid in full in six (6) months, is additionally collateralized by up to $15,000 in monthly payments which we receive from the sale of WeedMaps Media, Inc. This issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the investor was accredited and familiar with our operations, and there was no solicitation in connection with the offering.

On March 28, 2014, we entered into a Note Purchase Agreement with an investor whereby we issued a 20% Convertible Promissory Note in the face amount of $100,000, in exchange for $100,000. The Note is convertible into our common stock at the election of the holder at $0.08 per share, is collateralized by 1,250,000 shares of common stock which will be issued and held in escrow, and, if not paid in full in six (6) months, is additionally collateralized by up to $15,000 in monthly payments which we receive from the sale of WeedMaps Media, Inc. This issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the investor was accredited and familiar with our operations, and there was no solicitation in connection with the offering.

ITEM 3  Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4  Mine Safety Disclosures

Not applicable.

ITEM 5  Other Information

There have been no events which are required to be reported under this Item.

ITEM 6  Exhibits

(a)  Exhibits

2.1 (1)	Agreement and Plan of Reorganization dated December 11, 2012

2.2 (1)	Securities Purchase Agreement dated December 31, 2012

3.1 (1)	Amended and Restated Articles of Incorporation of General Cannabis, Inc.

3.2 (1)	Certificate of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of General Cannabis, Inc.

10.1 (2)	Securities Purchase Agreement dated January 6, 2014

10.2 (2)	Convertible Promissory Note dated January 6, 2014

10.3 (3)	First Amendment to Management Agreement dated January 27, 2014

10.4 (4)	Securities Purchase Agreement dated February 24, 2014

10.5 (4)	Convertible Promissory Note dated February 24, 2014

10.6 (5)	Second Amendment to Promissory Note with James Pakulis dated March 19, 2014 and effective December 31, 2013

10.7 (5)	Form of Note and Stock Purchase Agreement dated March 26, 2014

10.8 (5)	Form of Note Purchase Agreement dated March 26, 2014

10.9 (5)	Form of Convertible Secured Promissory Note dated March 26, 2014

10.10 (5)	Form of Pledge and Security Agreement dated March 26, 2014

10.11 (5)	Form of Escrow Agreement dated March 26, 2014

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

100.INS	XBRL Instance Document
100.SCH	XBRL Schema Document
100.CAL	XBRL Calculation Linkbase Document
100.DEF	XBRL Definition Linkbase Document
100.LAB	XBRL Lables Linkbase Document
100.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form 10 dated January 29, 2013 and filed with the Commission on January 30, 2013.

(2)	Incorporated by reference from our Current Report on Form 8-K dated January 3, 2014, and filed with the Commission on January 10, 2014.

(3)	Incorporated by reference from our Current Report on Form 8-K dated February 5, 2014, and filed with the Commission on February 7, 2014.

(4)	Incorporated by reference from our Current Report on Form 8-K dated February 28, 2014, and filed with the Commission on March 3, 2014.

(5)	Incorporated by reference from our Current Report on Form 8-K dated March 24, 2014, and filed with the Commission on April 2, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SearchCore, Inc.

Dated: May 14, 2014	By:	/s/ James Pakulis
James Pakulis
	Its:	President and Chief Executive Officer