Form 10-Q
period 2014-06-30
SearchCore, Inc.
filed 2014-08-14
CIK 1281198

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to ________

Commission file number: 000-51225

SearchCore, Inc.
(Exact name of registrant as specified in its charter)

Nevada	43-2041643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 North Northeast Loop 323 Tyler, TX	75708
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 14, 2014, there were 45,168,772 shares of common stock, par value $0.001, issued and outstanding.

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

ITEM 1 Financial Statements

SEARCHCORE, INC.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2014	2013
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$93,145	$93,152
Accounts receivable	18,250	81,497
Inventory	292,708	-
Note receivables	1,100,381	1,200,000
Other current assets	96,328	37,365
TOTAL CURRENT ASSETS	$1,600,812	$1,412,014

Property and equipment, net	15,703	26,155
Intangible assets:
Domain names	84,363	420,862
Advertising rights	61,642	-
Note receivables noncurrent	1,001,151	473,000
Other assets	298,572	94,554
Other assets - discontinued operations	483,561	956,436
TOTAL ASSETS	$3,545,804	$3,383,021

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$187,053	$201,472
Accrued liabilities	1,372,023	2,030,680
Notes payable	865,135	196,087
Notes payable - related party	105,899	-
Current liabilities - discontinued operations	261,814	161,226

TOTAL CURRENT LIABILITIES	$2,791,924	$2,589,465

LONG TERM LIABILITIES

Other accrued liabilities	118,750	118,750
Notes payable	-	95,519
Notes payable - related party	96,848	161,250
Noncurrent liabilities - discontinued operations	-	400,000
TOTAL LONG TERM LIABILITIES	215,598	775,519

TOTAL LIABILITIES	$3,007,522	$3,364,984

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value: 20,000,000 shares authorized;
zero shares issued and outstanding at June 30, 2014;
zero shares issued and outstanding at December 31, 2013;	-	-
Common stock, $0.001 par value: 200,000,000 shares authorized;
45,168,772 shares issued and outstanding at June 30, 2014,
39,368,772 shares issued and outstanding at December 31, 2013,	45,169	39,369
Paid-in capital	(10,260,936)	(10,717,336)
Retained earnings	10,754,049	10,696,004
TOTAL STOCKHOLDERS' EQUITY	538,282	18,037
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,545,804	$3,383,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEARCHCORE, INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
REVENUE
Sales	$50,373	$47,032	$50,373	$73,923
Total revenue	50,373	47,032	50,373	73,923

OPERATING EXPENSES
Cost of sales	25,021	3,122	25,248	3,350
Selling, general and administrative expenses	419,668	561,052	791,609	1,177,191
Total operating expenses	444,689	564,174	816,857	1,180,541

Operating Income (loss)	(394,316)	(517,142)	(766,484)	(1,106,618)

Other Income (Expense)
Gain on sale of ManufacturedHomes.com	847,351	-	847,351	-
Interest income	4,421	6,259	8,350	12,765
Interest expense	(54,523)	(612)	(88,569)	(763)
Total other income	797,249	5,647	767,132	12,002

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	402,933	(511,495)	648	(1,094,616)
Provision for Income Taxes	(241,000)	-	(354,000)	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	643,933	(511,495)	354,648	(1,094,616)
Loss from discontinued operations, net of $3,000 and zero tax benefit for the six months ended June 30, 2014 and 2013, respectively, and net of $2,000 and zero tax benefit for the three months ended June 30, 2014 and 2013, respectively.	(207,257)	(83,143)	(296,603)	(139,400)

NET INCOME (LOSS)	$436,676	$(594,638)	$58,045	$(1,234,016)

Income (loss) per share, Basic and Diluted
Income (loss) from continuing operations	$0.01	$(0.01)	$0.01	$(0.02)
Income (loss) from discontinued operations	(0.01)	(0.00)	(0.01)	(0.00)
Total income (loss) per share	$0.01	$(0.02)	$0.00	$(0.03)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	45,155,585	38,027,967	43,098,606	46,233,137

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEARCHCORE, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$58,045	$(1,234,016)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,179	3,553
Amortization	—	71,584
Stock-based compensation	462,200	—
Gain on sale of ManufacturedHomes.com	(847,351)	—
Changes in operating assets and liabilities:
Accounts receivable	(21,716)	(1,230)
Inventories	(35,000)	—
Prepaid expenses and deposits	(58,963)	240,018
Other assets & note receivables	327,083	584,735
Accounts payable and accrued liabilities	(301,972)	(3,521)
Net cash used in operating activities	(415,495)	(338,877)

Cash flows used in investing activities:
Purchases of property and equipment	(1,326)	(32,246)
Purchases of intangible assets	—	(85,260)
Net cash used in investing activities	(1,326)	(117,506)

Cash flows provided by financing activities:
Payments on note payable	(226,183)	(60,000)
Proceeds from note payable	601,500	53,000
Proceeds from note payable - related party	41,497	—
Net cash provided by (used in) financing activities	416,814	(7,000)

Net decrease in cash and cash equivalents	(7)	(463,383)

Cash and cash equivalents at beginning of period	93,152	514,382

Cash and cash equivalents at end of period	$93,145	$50,999

Non-cash investing and financing activity:

Shares issued pursuant to stock based compensation	$440,000	$27,000
Shares issued as additional interest expense	$22,200	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
June 30, 2014
Unaudited

Note 1. General

Nature of Business

The Company, together with its wholly owned subsidiaries, is engaged in opening and operating manufactured home retail centers, currently in Texas. Its manufactured home operations are primarily conducted through its wholly owned subsidiary Wisdom Homes Of America, Inc., however, the Company does maintain other wholly-owned subsidiaries which have little or no activity, each of which is incorporated or qualified to do business in the states in which it does so.

SearchCore, Inc. was formed on July 14, 2003 in the State of Nevada as Tora Technologies, Inc. On November 21, 2006, it changed its name to Makeup.com Limited, on January 29, 1010, it changed its name to LC Luxuries Limited, and on November 5, 2010, it changed its name to General Cannabis, Inc. On January 6, 2012, the Company changed its name to SearchCore, Inc.

Principal Services

The Company’s principal service is to open and operate manufactured home retail centers also known as model home retail centers. Its primary customers are homebuyers who generally purchase manufactured homes to place on their own home sites, although periodically customers will request assistance in locating a lot in the areas where the Company has its retail centers. The Company generally operates its retail sales centers by having inventory on the retail center lots, although customers can order homes which are shipped directly from the factory to their home site. Most of the Company’s sales generally are to customers living within a radius of approximately one hundred miles from its retail centers.

In addition to Wisdom Homes of America, Inc., the Company has the following wholly-owned subsidiaries which have little or no operations:

Sportify, Inc.
VerticalCore Management, Inc.
VerticalCore Merchant, Inc.
VerticalCore Media, Inc.
VerticalCore Solutions, Inc.
VerticalCore Technologies, Inc.
Wisdom Home Loans of America, Inc.
General Marketing Solutions, Inc.
General Management Solutions, Inc.
General Processing Corporation
LV Luxuries Incorporated (which operated as makeup.com)

Currently, the Company has no imminent or specific plans for any of these entities and they are held as corporations in good standing.

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
June 30, 2014
Unaudited

Sale of ManufacturedHomes.com Finder Site and other URL’s

On May 19, 2014, the Company sold the following domain names: www.manufacturedhome.com, www.manufacturedhomes.com, www.manufacturedhouse.com, www.manufacturedhomes.net, and www.modularhomes.com. The domain names were sold to Platinum Technology Ventures, LLC, an entity owned and controlled by Brad Nelms, formerly its Chief Strategy Officer. As consideration for the sale of the domain names, the Company received a non-recourse secured promissory note in the amount of One Million Dollars ($1,000,000), and Platinum assumed all of its obligations under the Lease Agreement it had with Domain Capital, LLC. The Company also received lifetime “gold” or equivalent membership levels on any manufactured home website owned or operated by Platinum. In connection with the transaction, Brad Nelms’ employment with the Company ceased. In order to assist Platinum in its operations, the Company agreed to loan it Ninety Thousand Dollars ($90,000) over six months.

Two additional domain names are subject to the Lease Agreement with Domain Capital, LLC, namely www.traveltrailer.com and www.toyhaulers.com. Upon satisfaction of the payment obligations under the Lease Agreement, those domains will be transferred back to the Company.

The Company’s decision to sell the www.manufacturedhomes.com site and other related URL’s results from the increasing competition in the finder site space, and the internet presence and capital that some of those companies have far exceeds its capabilities. As a result of the increase in competition, and some of the competition such as Google owning the search engines, the Company believes it has and will continue to become more challenging to generate revenue in the finder site environment.

Manufactured Homes Retail Centers

The Company is currently expanding its focus in the manufactured housing industry and looking to leverage ancillary opportunities that it has discovered within that industry. Specifically, the Company is currently concentrating on the manufactured home retail center sector of the industry. In February 2014, the Company opened its first retail center in Rhome, Texas. Its second retail center in Tyler, Texas was opened in April 2014, and its third retail center in Jacksboro, Texas in May 2014. The retail centers are operated by the Company’s wholly owned subsidiary, Wisdom Homes Of America, Inc.

The strategic reasons for concentrating in a specific industry such as the manufactured housing industry include management’s experience in locating, opening and operating manufactured home retail centers, and to a lesser extent, the Company’s ability to utilize technology in an industry where technology has, for the most part, been either absent or lagged behind other comparable industries.

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

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
June 30, 2014
Unaudited

Operating results for the six-month period ended June 30, 2014 is not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the SEC.

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

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
June 30, 2014
Unaudited

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

Advertising Cost

The Company expenses advertising costs when incurred. Advertising expense for the six months ended June 30, 2014 and 2013 was $14,000 and $76,000, respectively.

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

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
June 30, 2014
Unaudited

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from six to seven years. Property and equipment at June 30, 2014 and December 31, 2013 are presented net of accumulated depreciation of $5,500 and $16,000, respectively.

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. No amortization is recorded for goodwill with indefinite useful life. No goodwill impairment was recognized during the six months ended June 30, 2014 or twelve ended December 31, 2013.

Intangible Assets

In accordance with Goodwill and Other Intangible Assets, intangible assets that are determined not to have an indefinite useful life are subject to amortization. The Company amortizes intangible assets using the straight-line method over their estimated useful lives.

Impairment of Long-Lived and Intangible Assets

In accordance with Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses the recoverability of the long-lived and intangible assets by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets. No impairment of intangible assets was recognized during the six months ended June 30, 2014 or twelve ended December 31, 2013.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Share-Based Payment, which addresses the accounting for equity-based compensation and which requires that the cost of all equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards. During the six and twelve months ended June 30, 2014 and December 31, 2013, the Company had $440,000 and $230,000, respectively, in stock-based compensation expense related to issuances of shares of the Company’s common stock to consultants. During the six months ended June 30, 2014, the Company issued shares of its common stock as additional interest expense in the amount of $22,200.

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
June 30, 2014
Unaudited

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition,” by recognizing as revenue the fees it charges customers as referenced below because persuasive evidence of an arrangement exists, the fees it charges are substantially fixed or determinable during the period that it provides the services, the Company and its customers understand the specific nature and terms of the agreed upon transactions, and collectability is reasonable assured and services have been rendered.

The Company and its wholly owned subsidiaries recognize revenue as follows:

Manufactured Home Retail Centers – the Company generates revenues through its manufactured home retail centers Wisdom Homes Of America, Inc., which it started in January 2014. The Company anticipates opening and/or acquiring additional retail centers in 2014 and branding them under the name Wisdom Homes Of America, Inc. Its first center was opened in Rhome, Texas in February 2014, its second retail center in Tyler, Texas in April 2014, and its third retail center in Jacksboro, Texas in May 2014. The Company will purchase factory built houses and sell them to end users, and also anticipates structuring the sale of used manufactured homes.

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

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
June 30, 2014
Unaudited

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles – Goodwill and Other (topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangibles asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impairs, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification subtopic 350-30, Intangibles – Goodwill and Other, General Intangibles Other than Goodwill. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company elected early adoption of this update and it had no impact on its financial statements.

In July 2013, the FASB issued ASU No. 2013-11, “ Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists ” ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. We adopted this guidance at the beginning of our first quarter of fiscal year 2014, and did not determine there is any impact on our consolidated financial statements and disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact the adoption of ASU 2014-09 will have on our consolidated financial statements and disclosures.

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

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
June 30, 2014
Unaudited

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

FASB issued an accounting standards update amending ASC 220 to improve the comparability, consistency and transparency of reporting of comprehensive income. It amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. In December 2011, FASB issued ASU 2011-12. ASU 2011-12 indefinitely deferred the provisions of ASU 2011-05 requiring the presentation of reclassification adjustments on the face of the financial statements for items reclassified from other comprehensive income to net income. The adoption of this standard did not have a material impact on the Company’s financial statements.

FASB issued an accounting standards update amending ASC 820, which is effective for interim and annual periods beginning after December 31, 2011, to achieve common fair value measurement and disclosure requirements between GAAP and IFRS. This amendment changes the wording used to describe fair value and requires additional disclosures. The adoption of this amendment did not have a material impact on the Company’s financial statements.

In September 2011, the FASB issued an amendment to an existing accounting standard, which provides an option to perform a qualitative assessment to determine whether further impairment testing on goodwill is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s financial statements.

During May 2009 and February 2010, the FASB issued a new authoritative pronouncement regarding recognized and non-recognized subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The adoption of this guidance had no impact on the Company’s results of operations or financial position.

Other Recently Issued, but Not Yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
June 30, 2014
Unaudited

Note 3. Equity Transactions

At June 30, 2014 the total number of shares of the Company’s common stock that were issued and outstanding was 45,168,772.

Stock-based Compensation

On February 28, 2014, the Company issued a total of five million five hundred thousand (5,500,000) shares of its common stock, restricted in accordance with Rule 144, to a total of five (5) individuals and entities who had rendered services to it prior to December 31, 2013. These shares were used to satisfy an aggregate debt of Four Hundred and Forty Thousand Dollars ($440,000) owed to service providers.

On March 28, 2014, the Company entered into, with a third party investor, a 20% convertible secured promissory note with a maturity date of April 26, 2015 and in the principal amount of $100,000 (the “Convertible Note”). As collateral, the Company placed 2,500,000 shares of its common stock into escrow on April 4, 2014, which shares are not including in the shares issued and outstanding. Finally, as an incentive to the third party investor to enter into the Note, the Company agreed to issue 300,000 shares of its common stock which it did on April 4, 2014 and were recorded as additional interest expense.

On March 28, 2014, the Company entered into, with a third party investor, a 20% convertible secured promissory note with a maturity date of April 28, 2015 and in the principal amount of $100,000 (the “Note”). As collateral, the Company placed 2,500,000 shares of its common stock into escrow on April 4, 2014, which shares are not including in the shares issued and outstanding.

Note 4. Asset Sale

ManufacturedHomes.com

On May 19, 2014, the Company sold the following domain names: www.manufacturedhome.com, www.manufacturedhomes.com www.manufacturedhouse.com, www.manufacturedhomes.net, and www.modularhomes.com. The domain names were sold to Platinum Technology Ventures, LLC, an entity owned and controlled by Brad Nelms, formerly its Chief Strategy Officer. As consideration for the sale of the domain names, the Company received a nonrecourse secured promissory note in the amount of One Million Dollars ($1,000,000), and Platinum assumed all of its obligations under the Lease Agreement it had with Domain Capital, LLC. The Company also received lifetime “gold” or equivalent membership levels on any manufactured home website owned or operated by Platinum. In connection with the transaction, Brad Nelms’ employment with the Company ceased. As a result of its sale of the manufactured home domain names and associated intellectual property, the Company has terminated employees that previously worked in its Las Vegas, Nevada, office in connection with the development and operation of these domain names, and did not renew its lease for the Las Vegas office, which expired in April 2014. In order to assist Platinum in its operations, the Company agreed to loan it Fifteen Thousand Dollars ($15,000) per month for six (6) months, for an aggregate loan of Ninety Thousand Dollars ($90,000). Platinum is obligated to begin repaying this loan seven (7) months after it was issued, and its repayment obligations will continue for the following six (6) months.

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
June 30, 2014
Unaudited

The sale price was approximately $1,061,600. The sale price was determined based upon the nonrecourse secured promissory note in the original amount of $1 million, lifetime “gold” or equivalent membership levels on any manufactured home website owned or operated with a fair value of $61,600 (the “Advertising Rights”), and the assumption of $122,200 in leaseback obligations related to the domain names.

In conjunction with the sale of ManufacturedHomes.com, the Company discontinued the operations of VerticalCore Solutions, Inc. (“VCS”), VerticalCore Technologies, Inc. (“VCT”), and VerticalCore Media, Inc. (“VCM”), which previously oversaw the operations of manufacturedhomes.com and its then Las Vegas office. For comparative purposes, all prior periods presented have been restated to reflect the reclassification of these entities to discontinued operations on a consistent basis. The Company does not expect any continuing cash flows from VCS, VCT nor VCM discontinued operations. See Note 11. Discontinued Operations for more information.

Pursuant to ASC 205-20-55: A discontinued operation arises upon the complete or near-complete disposal of a component of an entity. A component comprises (a) operations, and (b) cash flows, that can be clearly distinguished from those of the remainder of the entity and may be (1) a reportable segment, (2) a reporting unit, or (3) an asset group, provided that:

●	The operations and cash flows of the component have been or will be eliminated from the entity's ongoing operations, and

●	The entity will have no significant continuing involvement in the component after disposition.

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

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
June 30, 2014
Unaudited

Pursuant to ASC 360-10-40: A gain or loss not previously recognized that results from the sale of a long-lived asset (disposal group) shall be recognized at the date of sale.

The Company does not expect to retain direct cash flows from this component resulting from the sale of the Company’s finder site manufacturedhomes.com and related intellectual property. The Company’s finder site technology and telemarketing component and operations were effectively sold and it does not expect to generate revenue from this component.

As a result of the foregoing analysis, the cash flows from this component were eliminated and the component's operations were presented as discontinued operations. The Company recognized a gain on the sale of the disposal group at the date of the sale. The sale of manufacturedhomes.com marks the Company’s complete exit from the finder site business.

Summary of Transaction

The following table summarizes the total sale price of $1,061,600:

Promissory note	$1,000,000
ManufacturedHomes.com advertising rights	61,600
Total consideration	$1,061,600

The following table summarizes the net assets sold:

Domain assets	$336,500
Assumption of leaseback obligation	(122,200)
Net assets sold	$214,300

The following table summarizes the disposition with a total gain on sale of $847,300:

Total consideration	$1,061,600
Net assets sold	(214,300)
Gain on sale	$847,300

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
June 30, 2014
Unaudited

Note 5. Inventory

The inventory balance at June 30, 2014 was $292,700 which consisted of seven manufactured homes which were stated at the lower of cost (average) or market. The manufactured homes are located at the Company’s Tyler, TX and Jacksboro, TX retail centers. At December 31, 2013, the Company did not have any inventory.

Note 6. Note receivables

At June 30, 2014, the Company had recorded a $1,080,000 note receivable which represented the current portion of a $3,000,000 note receivable pursuant to the sale of the Company’s finder site weedmaps.com. On December 11, 2012, the Company entered into an Agreement and Plan of Reorganization, pursuant to which it sold its finder site weedmaps.com. Pursuant to the terms of the sale and as partial consideration the Company received a Secured Promissory Note in the original principal amount of Six Million Dollars ($3,000,000). Pursuant to the Note, the Company will receive (1) Two Hundred Fifty Thousand Dollars ($250,000) on January 15, 2013 (which payment date was extended to January 31, 2013), which payment was received; One Hundred Thousand Dollars ($100,000) each month beginning on February 25, 2013 and continuing on the twenty fifth (25th) of each month thereafter for a total of twenty eight (28) months, which payments for February through July 2014 were received; and Sixteen Thousand Five Hundred Dollars ($16,500) on July 25, 2015.

At June 20, 2014, the Company had recorded a $20,200 note receivable from Platinum Technology Ventures LLC pursuant to which it sold certain domain names. See Note 4 Asset Sale for more information.

Note 7. Other Current Assets

At June 30, 2014, the Company had recorded $33,600 in prepaid insurance, $7,500 in prepaid filing fees, and $55,200 in deposits.

Note 8. Property And Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from six to seven years. Property and equipment at June 30, 2014 and December 31, 2013 consist of the following:

	June 30,	December 31,
Property and Equipment	2014	2013
Furniture and Computer Equipment	$21,200	$42,000
Less: Accumulated Depreciation	(5,500)	(16,000)
Property and Equipment, net	$15,700	$26,000

For the six months ended June 30, 2014 depreciation expense was $2,000. For the twelve months ended December 31, 2013 depreciation expense was $10,000.

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
June 30, 2014
Unaudited

Note 9. Intangible Assets

Intangible assets consist of a suite of domain names. The domain names have been determined to have an indefinite useful life based primarily on the renewability of the domain name. Intangible assets with an indefinite life are not subject to amortization, but will be subject to periodic evaluation for impairment.

Intangible asset amounts at June 30, 2014 and December 31, 2013 are as follows:

	June 30,	December 31,
Intangible Assets	2014	2013
Domain names	$84,400	$421,000
Advertising rights	61,600	-
Subtotal	$146,000	$421,000
Accumulated amortization	-	-
Total intangible Assets	$146,000	$421,000

See Note 11. Discontinued Operations for a discussion regarding the other intangible assets that whose operations have been discontinued.

Summary of premium and non premium domain names	Amount
ToyHaulers.com*	$31,200
TravelTrailer.com*	51,200
Various other nonpremium domain names	2,000
Total premium and non premium domain names	$84,400
_____________
* These domain names have been pledged as collateral in connection with a financing sale-leaseback with Domain Capital.

Note 10. Other Assets

At December 31, 2013, the Company had recorded a $177,000 note receivable which represented the noncurrent portion of a $3,000,000 note receivable it received pursuant to the sale of its finder site weedmaps.com. See Note 4. Other Current Assets for more information on the sale of its finder site weedmaps.com.

The balance of other assets at June 30, 2014 included $10,600 in rent deposits and $288,000 in deferred tax assets.

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
June 30, 2014
Unaudited

Note 11. Discontinued Operations

Sportify, Inc.

On March 5, 2014, Sports Asylum, Inc. changed its name to Sportify, Inc.

During the quarter ended December 31, 2013, the Company entered into a definitive plan to sell the assets related to Sportify.com which includes the web software, trademarks, non-premium sports-related domain names and goodwill associated with its acquisition of Sportify, Inc. Sportify, Inc. owns and operates the intellectual property associated with www.sportify.com. The Company entered into a definitive plan to sell the assets related to Sportify because during the quarter ended December 31, 2013, management decided to focus the Company’s efforts and resources on expanding its operations in the manufactured housing industry. At December 31, 2013, the Company reclassed the assets, which had a net book value of $456,000, which amount comprised of $100,000 in sports related non-premium domain names, $10,000 in Sportify.com premium domain name, $1,000 in trademarks, $59,000 in goodwill, $430,000 in web software and $143,000 in accumulated amortization, to discontinued operations.

At June 30, 2014, $384,900 in net assets is recorded as Other assets - discontinued operations. The Sportify assets are being held for sale and as of the filing of this report, no buyer has been identified.

Karate.com and Rodeo.com

During the quarter ended December 31, 2013, the Company entered into a definitive plan to sell the premium domain names Karate.com and Rodeo.com. The Company entered into a definitive plan to sell the Karate.com and Rodeo.com because during the quarter ended December 31, 2013, management decided to focus the Company’s efforts and resources on expanding its operations in the manufactured housing industry. At December 31, 2013 the Company reclassed Karate.com and Rodeo.com, which had a net book value of $100,000 which amount comprised of $500,000 in domain names and $400,000 in debt, to discontinued operations.

On April 3, 2014, the Company entered into an Assignment Agreement with a third party entity (the “Assignee”) pursuant to which it assigned and transferred to the Assignee the premium domain names Karate.com and Rodeo.com which had a book value of $500,000 along with the associated $400,000 in debt. At April 3, 2014, the Company recorded a $100,000 loss on assignment associated with the transaction.

General Management Solutions, Inc.

The Company discontinued the operations of General Management Solutions, Inc. (“GMS”), which previously oversaw and provided all of the human resource issues for employees including hiring, terminating, and employee benefits. GMS has been a corporation in good standing with no operations since 2012.

For comparative purposes, all prior periods presented have been restated to reflect the reclassification of this entity to discontinued operations on a consistent basis. The Company does not expect any continuing cash flows from GMS discontinued operations.

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
June 30, 2014
Unaudited

The assets and liabilities of discontinued operations related to GMS at June 30, 2014, consists of $11,400 in accounts payable and $20,600 in accrued liabilities recorded as Current liabilities - discontinued operations.

General Health Solutions, Inc.

The Company discontinued the operations of General Health Solutions, Inc., which constituted its entire Medical Clinic Management segment. The Company discontinued the operations of General Health Solutions because of increasing costs associated with managing the clinics and the recent increased competition in the medicinal cannabis clinic industry. A major factor in the success of managing the medicinal cannabis clinics is running successful online Pay Per Click (“PPC”) advertising campaigns. In PPC campaigns targeting is key, and factors that determine the pricing pertaining to certain key words depend heavily on the number of advertisers bidding on those certain key words. Taken together, i) the Company’s increasing success with its technology in its Marketing and Media Segment and ii) the increasing costs of PPC campaigns coupled with the increasing number of sole-practitioner doctors now offering medicinal cannabis recommendation letters as part of their medical practice offerings, which places downward pressure on pricing, led the Company to decide to discontinue the operations of General Health Solutions, which composes its entire Medical Clinic Management Segment and focus its efforts instead on its technology in its Marketing and Media Segment.

During February 2012, the Company committed to a definitive plan to terminate the Management Agreement (“Agreement”) and services associated with the Agreement, which resulted in General Health Solutions, Inc., the Company’s Medical Clinic Management segment being reported as discontinued operations. For comparative purposes, all prior periods presented have been restated to reflect the reclassification of this segment to discontinued operations on a consistent basis. Following the closure of the clinics during the first quarter 2012, the Company does not expect any continuing cash flows from discontinued operations.

The assets and liabilities of the Company’s discontinued operations related to General Health Solutions at June 30, 2014, consists of $10,000 in accounts payable and $107,000 in notes payable, plus $54,800 in accrued interest recorded as Current liabilities - discontinued operations.

VerticalCore Merchant, Inc. - Tattoo.com

On January 21, 2013, the Company entered into a Management Agreement with Tattoo Interactive, LLC pursuant to which it will perform various marketing, promotion, and website management services with respect to the domain name known as tattoo.com and the commercial website located at that domain. The Agreement has an initial term of twelve (12) months and shall automatically renew for successive one (1) year terms unless terminated in accordance with its terms. On February 5, 2014, the Company received a fully signed copy of a First Amendment to Management Agreement (the “First Amended Agreement”) dated as of January 27, 2014, pursuant to which Tattoo Interactive shall no longer have an obligation to reimburse the Company for any expenses or costs related to the Management Services as of January 1, 2014. The First Amended Agreement will automatically terminate on April 30, 2014 (the “Initial Term”) unless a separate written agreement is executed by the parties (if so extended, the “Extended Initial Term”). On April 30, 2014, the First Amended Agreement automatically terminated pursuant to term of the First Amendment to Management Agreement dated as of January 27, 2014 and the Company did not pursue a further amendment or extension.

The company discontinued the operations of VerticalCore Merchant, Inc. (“VCM”), which previously performed the operations related to Tattoo.com, as a result of the automatic termination of the First Amendment to Management Agreement dated as of January 27, 2014.

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
June 30, 2014
Unaudited

For comparative purposes, all prior periods presented have been restated to reflect the reclassification of this entity to discontinued operations on a consistent basis. The Company does not expect any continuing cash flows from VCM discontinued operations.

The assets and liabilities of the Company’s discontinued operations related to VCM at June 30, 2014, consists of $7,700 in fixed assets, $67,600 in accounts receivable, and $600 in other assets recorded as Other assets - discontinued operations, and $58,000 in accrued liabilities recorded as Current liabilities - discontinued operations.

VerticalCore Solutions, Inc., VerticalCore Media, Inc., and VerticalCore Technologies, Inc.

In conjunction with the sale of ManufacturedHomes.com, the Company discontinued the operations of VerticalCore Solutions, Inc. (“VCS”), VerticalCore Technologies, Inc. (“VCT”), and VerticalCore Media, Inc. (“VCM”), which previously oversaw the operations of manufacturedhomes.com and its then Las Vegas office. See Note 4. Asset Sale for more information.

For comparative purposes, all prior periods presented have been restated to reflect the reclassification of these entities to discontinued operations on a consistent basis. The Company does not expect any continuing cash flows from VCS, VCT nor VCM discontinued operations.

VerticalCore Solutions, Inc. - The assets of the Company’s discontinued operations related to VCS at June 30, 2014 consists of $1,000 in other assets recorded as Other assets - discontinued operations.

VerticalCore Media, Inc. - The assets and liabilities of the Company’s discontinued operations related to VCM at June 30, 2014 consists of $17,400 in accounts receivable recorded as Other assets - discontinued operations.

VerticalCore Technologies, Inc. - The assets and liabilities of the Company’s discontinued operations related to VCT at June 30, 2014 consists of $1,900 in fixed assets and $2,500 in other assets recorded as Other assets - discontinued operations.

Note 12. Accounts Payable

Accounts payable at June 30, 2014 included amounts owed to certain vendors related to the ongoing normal course of the Company’s operations.

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
June 30, 2014
Unaudited

Note 13. Accrued Liabilities

Accrued liabilities at June 30, 2014 and December 31, 2013 are comprised of the following:

	June 30,	December 31,
Accrued liabilities	2014	2013
Tax payable	$1,098,000	$1,196,000
Deferred tax liability short term	92,000	146,000
Obligations on stock based compensation	-	440,000
Obligations on marketing agreements	27,000	27,000
Payroll liabilities	128,300	118,000
Other	26,800	104,000
Total accrued liabilities	$1,372,100	$2,031,000

At June 30, 2014, the Company had $1,098,000 in federal and state taxes payable which represent amounts due and payable for the years ended December 31, 2011 and 2012.

Note 14. Notes Payable

Domain Capital

On August 9, 2013, the Company entered into a sale-leaseback agreement with Domain Capital, LLC, pursuant to which it transferred its interest in the following domains to Domain Capital in exchange for One Hundred and Fifty-Thousand Dollars ($150,000.00): www.ManufacturedHome.com, www.ManufacturedHomes.com, www.ManufacturedHouse.com, www.ManufacturedHomes.net, www.ModularHomes.com, www.TravelTrailer.com, and www.ToyHaulers.com (the Domains). That same day, the Company entered into a Lease Agreement with Domain Capital, pursuant to which it is leasing the Domains at a cost of Five Thousand One Hundred and Ninety-Nine Dollars and Eighty Cents ($5,199.80) per month. The initial term of the Lease Agreement is thirty-six (36) months, and the sum of the lease payments due over the initial term are equal to the consideration it received for the Domains (i.e., $150,000.00) plus interest of 15%. The transactions closed on August 15, 2013, the date that the purchase price was delivered to the Company. At the termination of the Lease Agreement, pursuant to the terms of a Buyback Agreement, the Company can exercise an option to re-purchase the Domains for a total purchase price of one dollar ($1.00), assuming it is not in default under the Lease Agreement at that time. The proceeds the Company received from Domain Capital were used to satisfy outstanding debts related to its acquisition of the following domains, with the balance allocated to working capital: www.ModularHomes.com, www.TravelTrailer.com, and www.ToyHaulers.com.

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
June 30, 2014
Unaudited

On May 19, 2014, the Company sold the following domain names: www.manufacturedhome.com, www.manufacturedhomes.com www.manufacturedhouse.com, www.manufacturedhomes.net, and www.modularhomes.com. Pursuant to the terms of the sale, the buyer assumed all of the Company’s obligations under the Lease Agreement the Company had with Domain Capital, LLC. See Note 4. Asset Sale for more information.

Asher Enterprises

On January 6, 2014, February 24, 2014, May 1, 2014 and June 2, 2014, the Company entered into Securities Purchase Agreements with Asher Enterprises, Inc., pursuant to which it sold to Asher, or its affiliates, 8% Convertible Promissory Notes in the original principal amounts of $63,000, $53,000, $47,500, and $63,000, respectively (the “Notes”). The Notes have maturity dates of September 16, 2014, October 8, 2014, November 26, 2014, February 5, 2015, and March 15, 2015, respectively, and are convertible after one hundred and eighty (180) days into common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest six (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Notes will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Notes can be prepaid by the Company at a premium as follows: (a) between 31 and 60 days after issuance - 114% of the principal amount; (b) between 61 and 90 days after issuance - 120% of the principal amount; (c) between 91 and 120 days after issuance - 124% of the principal amount; (d) between 121 and 180 days after issuance - 130% of the principal amount. The issuance of the Notes was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with the Company’s operations, and there was no solicitation.

On January 3, 2014, the Company repaid the promissory note to Asher Enterprises, Inc. that, on July 11, 2013, it entered into in connection with a Securities Purchase Agreement, pursuant to which it sold to Asher a 8% Convertible Promissory Note in the original principal amount of $53,000 (the “Note”). The Company repaid the entire principal balance of the Note, plus accrued interest and a prepayment premium, in the amount of $70,840.

On February 19, 2014, the Company repaid the promissory note to Asher Enterprises, Inc. that, on August 22, 2013, it entered into in connection with a Securities Purchase Agreement, pursuant to which it sold to Asher a 8% Convertible Promissory Note in the original principal amount of $35,500 (the “Note”). The Company repaid the entire principal balance of the Note, plus accrued interest and a prepayment premium, in the amount of $43,897.

On May 28, 2014, the Company repaid the promissory note to Asher Enterprises, Inc. that, on December 12, 2013, it entered into in connection with a Securities Purchase Agreement, pursuant to which it sold to Asher a 8% Convertible Promissory Note in the original principal amount of $63,000 (the “Note”). The Company repaid the entire principal balance of the Note, plus accrued interest and a prepayment premium, in the amount of Eighty Four Thousand Fifty Four Dollars and Eight Cents ($84,054.08).

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
June 30, 2014
Unaudited

Adar Bay

On June 27, 2014, the Company entered into a Securities Purchase Agreement with Adar Bays, LLC, pursuant to which it sold to Adar two (2) 8% convertible notes, each in the principal amount of $35,000 (the “Notes”). The first of the two notes (the “First Note”) was paid for by Adar at the Closing, while the second of the two notes (the “Second Note”) was paid for the issuance of an offsetting $35,000 note issued by the Company to the Buyer (the “Buyer Note”), provided that prior to conversion of the Second Note, the Buyer must have paid off the Buyer Note. Each of the Notes have a maturity date of June 30, 2015 and is convertible after 180 days into common stock at 58% of the lowest trading price of the common stock for the ten (10) prior trading days, with a floor of $0.0001 per share. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The First Note can be prepaid by the Company at a premium as follows: (a) between 0 and 90 days after issuance – 130% of the principal amount; (b) between 91 and 150 days after issuance – 140% of the principal amount; and (c) between 151 and 180 days after issuance – 150% of the principal amount. The Second Note cannot be prepaid; however, if the First Note is prepaid, the Second Note shall be automatically cancelled, as will the Buyer Note. The Buyer Note has a maturity of February 28, 2015 and bears interest at the rate of 8% per annum. The purchase and sale of the Notes closed on June 30, 2014, the date that the purchase price was delivered to the Company.

Convertible Note #1

On March 28, 2014, the Company entered into, with a third party investor, a 20% convertible secured promissory note with a maturity date of April 26, 2015 and in the principal amount of $100,000 (the “Convertible Note”), which is convertible into the Company’s common stock at $0.08 per share and which is collateralized by up to $15,000 on a monthly basis by the $100,000 in monthly payments which the Company receives pursuant to its sale of WeedMaps Media, Inc. if not paid in full within six months of the date of the Note. Furthermore, as further collateral, the Company placed 2,500,000 shares of its common stock into escrow. Finally, as an incentive to the third party investor to enter into the Note, the Company issued 300,000 shares of its common stock. As of June 30, 2014, the Company had received the principal of $100,000 of the principal amount. The Company accounts for debt discount according to ASC 470-20 Debt With Conversion And Other Options. No debt discount associated with the Convertible Note was recorded because the fair value of the common stock at the commitment date ($0.05) was less than the effective conversion price of the conversion feature ($0.07). As such, there was no intrinsic value associated with the conversion feature and thus no debt discount was recognized.

Convertible Note #2

On March 28, 2014, the Company entered into, with a third party investor, a 20% convertible secured promissory note with a maturity date of April 28, 2015 and in the principal amount of $100,000 (the “Note”), which is convertible into common stock at $0.08 per share and which is collateralized by up to $15,000 on a monthly basis by the $100,000 in monthly payments which the Company receives pursuant to its sale of WeedMaps Media, Inc. if not paid in full within six months of the date of the Note. Furthermore, as further collateral, the Company placed 2,500,000 shares of its common stock into escrow. As of June 30, 2014, the Company had received the principal amount of $100,000.

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
June 30, 2014
Unaudited

Inventory Flooring Credit Line

On May 12, 2014, the Company entered into a consignment agreement (the “Consignment Agreement”) and Indemnification Agreement with a third-party Inventory Financing Company (the “Inventory Financer”), pursuant to which the Inventory Financer will consign new and used manufactured home inventory to the Company’s wholly owned subsidiary, Wisdom Homes of America, Inc. (“WHOA”). Per the Consignment Agreement, WHOA is to pay the Inventory Financer a monthly fee of one percent (1%) of the agreed consignment price for fees incurred during the prior calendar month, or prorated for any partial month. Fees for consigned property begin to accrue from (i) the date used inventory is consigned or (ii) in the case of new inventory, from the date the property is ready to ship and WHOA has been notified of its readiness for shipment.

The consignment price for used inventory shall be One Thousand Dollars ($1,000) greater than the Inventory Financer’s acquisition price for a singlewide mobile home and Fifteen Hundred Dollars ($1,500) greater for a multisection home. The consignment price for new inventory shall be equal to the Inventory Financer’s invoice price. Wisdom Homes of America, Inc. (WHOA) shall reduce the outstanding balance of consigned property by One Thousand Dollars ($1,000) per year, due on the anniversary of each respective consignment, and after the first anniversary of any consigned property, the monthly consignment fee with respect to such property shall increase from 1% to 1.4%. In the event any mobile home is consigned for eleven hundred (1,100) days or more, the entire balance owing shall be immediately due and payable. All money received by WHOA for the purpose of selling a mobile home consigned by the Inventory Financer to WHOA shall be held in trust for the benefit of the Inventory Financer until the entire outstanding balance owed for the consigned property is satisfied. Furthermore, the Inventory Financer shall have a security interest in all manufactured homes that have been financed by the Inventory Financer or for which the Inventory Financer has advanced any funds or incurred any obligation which has enabled WHOA to acquire the manufactured homes.

The Consignment Agreement shall be effective for a term of five (5) years or for so long as there are manufactured homes consigned to WHOA by the Inventory Financer. During the term of the Consignment Agreement, WHOA will maintain insurance on all manufactured homes consigned to it by Legal, and shall be responsible for any home that is destroyed or suffers more than Fifteen Hundred Dollars ($1,500) in damage. For a period of three (3) years following the termination of the Consignment Agreement, WHOA shall not operate, own, mange, or in any way be affiliated with a mobile home sales facility within twenty (20) miles of WHOA’s facility located at 4888 FM 2264, Rhome, Texas, 76078. WHOA’s obligations under the Consignment Agreement are personally guaranteed by James Pakulis, SearchCore’s CEO, Brent Nelms, WHOA’s President, and Burnett Hunt, the general manager of WHOA’s manufactured home retail center in Jacksboro, Texas.

On May 12, 2014, the Company also entered into an addendum to the Consignment Agreement. Pursuant thereto, so long as WHOA is current on all amounts owed to the Inventory Financer and maintains a consignment inventory of at least four (4) manufactured homes during the previous month, the consignment fee owed to the Inventory Financer shall be reduced from 1% to 0.8% per month, and prorated for any partial month. This reduced rate shall be in addition to a Ten Dollar ($10) monthly administration fee and does not pertain to any consigned inventory that has been held on consignment for more than one (1) year.

On May 21, 2014, the Company paid the Inventory Financer a Fifty Thousand Dollar ($50,000) security deposit, which the Inventory Financer can use to setoff past due amounts owed pursuant to the Consignment Agreement, should any exist in the future. In two (2) years, if WHOA is in compliance with the Consignment Agreement and current on all amounts due and owing to the Inventory Financer thereunder, if any, the security deposit will be refunded to WHOA.

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
June 30, 2014
Unaudited

LG Capital Funding

On May 16, 2014, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC (“LG Capital”), pursuant to which it sold to LG Capital an 8% Convertible Promissory Note in the original principal amount of $105,000 (the “Note”). The Note has a maturity date of May 16, 2015, and is convertible after 180 days into common stock at a forty two percent (42%) discount from the lowest trading price of the common stock, as reported by any exchange upon which the common stock is then traded, for the ten (10) trading days prior to the Company’s receipt of notice from the Note holder to exercise this conversion feature. The conversion price shall be subject to a minimum conversion price of $0.0001 per share (the “floor price”), but in the event that the floor price is triggered, the conversion discount shall increase from forty two percent (42%) to fifty two (52%), calculated against the floor price. Interest accrued on the Note shall be payable in shares of common stock, calculated using the same conversion formula. The Note can be prepaid at a premium as follows: (a) between 0 and 90 days after issuance – 120% of the principal amount; (b) between 91 and 150 days after issuance – 130% of the principal amount; (c) between 151 and 180 days after issuance – 140% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on May 19, 2014, the date that the purchase price was delivered to the Company.

Below is a summary of note payable amounts:

Notes payable - current portion	June 30, 2013	December 31, 2013
Adar Bay	$35,000	$-
Asher Enterprises	231,391	152,000
Convertible Note #1	100,000	-
Convertible Note #2	100,000	-
Domain Capital	-	44,000
Inventory Flooring Credit Line	292,708	-
LG Capital	106,036	-
	$865,135	$196,000

Notes payable - noncurrent portion	June 30, 2013	December 31, 2013
Domain Capital	-	96,000
	$-	$96,000

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
June 30, 2014
Unaudited

Note 15. Notes Payable- Related Party

Sportify Note

On December 31, 2012, the Company entered into a Securities Purchase Agreement by and among it, on the one hand, and Sportify, Inc., a Nevada corporation, and its shareholders, Sabas Carrillo (“Carrillo”), an individual, and James Pakulis (“Pakulis”), an individual and one of the Company’s officers and directors, on the other hand. Pursuant to the agreement, upon the closing of the transaction, the Company purchased 100% of the issued and outstanding equity interests of Sportify in exchange for (a) the cancellation of a previous Secured Promissory Note issued to Sportify, entered into on or about August 22, 2012 and with an outstanding principal balance of Two Hundred Eighty Five Thousand Dollars ($285,000) and (b) Two Hundred Fifteen Thousand Dollars ($215,000) represented by promissory notes in the original principal amount of One Hundred Sixty One Thousand Two Hundred Fifty Dollars ($161,250) to Pakulis and Fifty Six Thousand Seven Hundred Fifty Dollars ($53,750) to Carrillo. The closing of the purchase took place on December 31, 2012. On July 11, 2013, the Company entered into a First Amendment to Promissory Note with each of Pakulis and Carrillo to extend the date that it will begin making payments thereunder from June 30, 2013 to September 30, 2013, and extended the maturity date of the notes by a corresponding six months. On November 8, 2013, effective as of September 30, 2013, the Company entered into a Second Amendment to Promissory Note with each of Pakulis and Carrillo to extend the date that it will begin making payments thereunder from September 30, 2013 to December 31, 2013, and extended the maturity date of the notes by a corresponding six months. On March 19, 2014, effective as of December 31, 2013, the Company entered into a Third Amendment to Promissory Note with Pakulis to extend the date that it will begin making payments thereunder from December 31, 2013 to January 1, 2015, and extended the maturity date of the notes by a corresponding twelve months.

Pakulis Demand Note

During the six months ended June 30, 2014, James Pakulis, one of the Company’s officers and directors, loaned the Company $41,497, which represents the principal amount of an unsecured demand note with nominal interest of 1.10%.

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
June 30, 2014
Unaudited

Below is a summary of note payable - related party amounts:

Notes payable - related party	June 30, 2014	December 31, 2013
Current portion	$105,900	$-
Noncurrent portion	96,800	161,300
	$202,700	$161,300

Note 16. Other Long Term Accrued Liabilities

At June 30, 2014, the Company had a balance of $119,000 in noncurrent tax payable.

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

As of June 30, 2014, there were 250,000 common stock purchase warrants outstanding that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period presented.

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
June 30, 2014
Unaudited

Note 18. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the Company's tax provisions and deferred tax assets as of June 30, 2014 and December 31, 2013 are as follows:

The components of tax provision:

	June 30, 2014	December 31, 2013
Current
Federal	$(98,000)	$(475,000)
State	-	70,750
	(98,000)	(404,250)
Deferred
Federal	(57,000)	(651,000)
State	(10,000)	(268,000)
	(67,000)	(919,000)
Change in valuation allowance	(191,000)	(77,000)

Total provision	$(356,000)	$(1,400,250)

The total tax provision is $356,000 of which $358,000 corresponds to current operations and $2,000 (tax benefit) corresponds to discontinued operations.

The components of deferred tax asset:

	June 30, 2014	December 31, 2013
Deferred income tax assets:
State taxes	$129,000	$129,000
Net operating losses	658,000	357,000
Depreciation	137,000	137,000
Accruals and other	-	-
	924,000	623,000
Deferred income tax liabilities:
Installment gain	(624,000)	(390,000)
	300,000	233,000

Valuation allowance	(104,000)	(295,000)

Net deferred tax assets/(liabilities)	$196,000	$(62,000)

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
June 30, 2014
Unaudited

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. The amount of deferred tax assets considered realizable could change if future taxable income is realized. At both June 30, 2014 and December 31, 2013, the Company had U.S. federal tax net operating loss carryforwards (“NOLs”) of approximately $554,000, which begin to expire in 2021. At June 30, 2014 and December 31, 2013, the Company had State NOLs of $3.0 million and $2.25, respectively. The NOLs are subject to limitations under IRC Section 382 of the Internal Revenue Code (“Section 382”).

Note 19. Related Party Transactions

All material intercompany transactions have been eliminated upon consolidation of the Company’s entities. During the six months ended June 30, 2014, cash transfers, equity and accounts between the Company and its subsidiaries have been eliminated upon consolidation.

See Note 12. Notes Payable- Related Party for information regarding a Securities Purchase Agreement entered into on December 31, 2012, with Sportify, Inc., a Nevada corporation, and its shareholders, Sabas Carrillo, an individual, and James Pakulis, an individual and one of the Company’s officers and directors.

See Note 12. Notes Payable- Related Party for information regarding an unsecured demand note whereby during the six months ended June 30, 2014, James Pakulis, one of the Company’s officers and directors, loaned the Company $41,497.

Note 20. Commitments And Contingencies

The Company’s executive offices are located in Tyler, Texas, at 500 N Northeast Loop 323, Tyler, TX. The parcel is approximately a 1.8-acre tract of land. Pursuant to the terms of the lease, rent is $2,500 per month for 37 months. The Company is confident that this commercial space will provide adequate space to meet its needs and provide for future growth.

During February 2014, the Company entered into a new lease at 4888 FM 2264, Rhome, TX. The parcel is approximately a 2-acre tract of land. Pursuant to the terms of the lease, rent is $1,300 per month for 24 months.

On May 7, 2014, the Company signed a Memorandum of Understanding pursuant to which it would agree to take over Heritage Mobile Homes, a manufactured home retail center located in Jacksboro, Texas. Pursuant to the Memorandum of Understanding, the Company will assume the office and lot lease for $1,108 per month. The lot is currently leased on a month-to-month basis.

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
June 30, 2014
Unaudited

Set forth below is a summary of current obligations as of June 30, 2014 comprised exclusively of the rental lease obligations to make future payments due by the period indicated below:

Rhome, Texas Retail Center	Minimum Payments	Monthly Base Rent
2014	$7,800	$1,300
2015	$15,600	$1,300
2016	$1,300	$1,300

Tyler, Texas Retail Center	Minimum Payments	Monthly Base Rent
2014	$15,000	$2,500
2015	$30,000	$2,500
2016	$30,000	$2,500
2017	$12,500	$2,500

Jacksboro, Texas Retail Center	Minimum Payments	Monthly Base Rent
2014	$6,648	$1,108
2015	$13,296	$1,108

Note 21. Warrants

As of June 30, 2014, there were 250,000 common stock purchase warrants outstanding. The following table summarizes information about common stock warrants outstanding at June 30, 2014.

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Exercise Price Average	Number Exercisable	Weighted Average Exercise Price
$4	250,000	0.37	$4	250,000	$4

SEARCHCORE, INC.
Notes to the Consolidated Financial Statements
June 30, 2014
Unaudited

Note 22. Subsequent Events

The Company evaluated its June 30, 2014 financial statements for subsequent events through August 13, 2014, the date the financial statements were available to be issued.

On July 1, 2014, the Company entered into a Lease Agreement for a two-acre lot, including office and parking, in Mt. Pleasant, Texas. The base rent is $2,500 per month, and the lease is for a period of twenty four (24) months.

On July 18, 2014, the Company entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC, pursuant to which it sold to Typenex a 10% Convertible Promissory Note in the original principal amount of $85,500 (the “Note”), which reflected an original issue discount of $7,500 and legal fees of $3,000. The Note has a maturity date of June 23, 2015, and is convertible after 180 days into common stock at $0.075 per share (the “Conversion Price”). The Conversion Price is subject to adjustment downward if the Company issues its common stock at a lower price prior to any conversion. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by at a premium of 125% of the principal amount and any accrued and unpaid interest. The purchase and sale of the Note closed on July 23, 2014, the date that the purchase price was delivered to the Company.

On July 8, 2014, the Company repaid the promissory note to Asher Enterprises, Inc. that, on January 6, 2014, it entered into in connection with a Securities Purchase Agreement, pursuant to which it sold to Asher a 8% Convertible Promissory Note in the original principal amount of $63,000 (the “Note”). The Company repaid the entire principal balance of the Note, plus accrued interest and a prepayment premium, in the amount of Eighty Four Thousand Four Hundred Dollars ($84,400.00).

On July 9, 2014, the Company entered into a Securities Purchase Agreement with KMB Worldwide, Inc., pursuant to which it sold to KBM a 8% Convertible Promissory Note in the original principal amount of $53,000 (the “Note”). The Note has a maturity date of April 14, 2015, and is convertible after 180 days into common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the lowest Trading Price for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid at a premium as follows: (a) between 0 and 30 days after issuance – 109% of the principal amount and any accrued and unpaid interest; (b) between 31 and 60 days after issuance – 114% of the principal amount and any accrued and unpaid interest; (c) between 61 and 90 days after issuance – 120% of the principal amount and any accrued and unpaid interest; (d) between 91 and 120 days after issuance – 124% of the principal amount and any accrued and unpaid interest; and (e) between 121 days and 180 days after issuance – 130% of the principal amount and any accrued and unpaid interest. The purchase and sale of the Note closed on July 14, 2014, the date that the purchase price was delivered to the Company.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three and Six Months Ended June 30, 2014 compared to the Three and Six Months Ended June 30, 2013

Results of Operations

Revenue

Our sales, cost of sales, operating expenses and operating loss for the three and six months ended June 30, 2014, compared to the three and six months ended June 30, 2013, were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Sales	$50,373	$47,032	$50,373	$73,923
Cost of sales	25,021	3,122	25,248	3,350
SG&A expenses	419,668	561,052	791,609	1,177,191
Operating loss	$(394,316)	$(517,142)	$(766,484)	$(1,106,618)

On May 19, 2014, we sold ManufacturedHomes.com along with all of the associated domain names and intellectual property associated with the operations of the website. As a result of our sale of the manufactured home domain names and associated intellectual property, we have terminated employees that previously worked in our Las Vegas, Nevada, office in connection with the development and operation of these domain names, and we did not renew our lease for the Las Vegas office, which expired in April 2014, all of which taken together with the reduction in our debt associated with the assumption of our leaseback obligations by the buyers, have significantly reduced our overhead expenses. Furthermore, in conjunction with the sale of ManufacturedHomes.com, we discontinued the operations of VerticalCore Solutions, Inc., VerticalCore Technologies, Inc., and VerticalCore Media, Inc., which previously oversaw the operations of manufacturedhomes.com and our former Las Vegas office. For comparative purposes, all prior periods presented have been restated to reflect the reclassification of these entities to discontinued operations on a consistent basis. The sale of manufacturedhomes.com marks the Company’s complete exit from the finder site business. See Note 4. Asset Sale and Note. 11. Discontinued Operations in the footnotes to the financial statements herewith for more information.

Sales for the three and six months ended June 30, 2014 consisted of sales of manufactured homes at our model home retail centers in Texas. All revenue from our finder sites, including tattoo.com, which we previously operated, have been restated to reflect the reclassification of these entities to discontinued operations on a consistent basis. At June 30, 2014 we had approximately $300,000 in manufactured homes inventory at our model home retail centers located in Tyler, TX and Jacksboro, TX. During August, we increased our inventory to approximately $500,000. Our current sales are using the flooring credit line we have with our existing inventory flooring company. Subsequent to the quarter ending, they increased our flooring credit line to $1.2 million and we immediately ordered an additional $750,000 in inventory which we anticipate arriving in September 2014. Furthermore, subsequent to the quarter ending, we have entered into a lease for a three acre semi-improved lot located in Mr. Pleasant, TX in anticipation of opening our fourth retail center.

For the six months ended June 30, 2013 as compared to the six months ended June 30, 2014, we experienced a decrease in sales from $73,900 to $50,400. However, it is expected that as our manufactured home inventory continues to grow as a result of the increase in our flooring credit line, that we will see a corresponding increase in our sales. To date, we have experienced a delay in the increase of our sales primarily due to our limited flooring credit line and the limited number of model homes at our retail centers.

The slight increase in sales from $47,000 for the three months ended June 30, 2013, to $50,400 for the three months ended June 30, 2014, an increase of 7%, is due to sales of manufactured homes from our inventory at our Tyler, TX and Jacksboro, TX retail centers during the quarter ended June 30, 2014. Sales in the prior year were from our finders site businesses.

As we continue to expand into the manufactured home retail industry, we expect to continue generating revenues from our manufactured home retail centers that we have opened or taken over during the quarter ending June 30, 2014 through the fiscal year end 2014.

Operating Expenses

Operating Expenses - Our operating expenses decreased during the three and six months ended June 30, 2014, as compared to the three and six months ended June 30, 2013, in general because we have decreased amounts spent on salaries and employee benefits, insurances cost, and consulting and professional fees like legal and accounting following the sale of our finder sites and our expansion into the manufactured home retail centers industry.

The decrease in operating expenses from $1,181,00 for the six months ended June 30, 2013, to $817,000 for the six months ended June 30, 2014, a decrease of 31%, was because we decreased the number of technology specialists, including the number of programmers and engineers whose responsibilities included, but were not limited to, developing software and finder sites. This was accompanied by significant decreases in amounts spent on consultants related to the operations of our former finder sites, including coders, designs and sales staff. This was partially offset by increases in professional fees which included fees for legal and accounting work as well as expenses related to our Securities and Exchange Commission filings and for fees paid to consultants related to business development all of which was due to our efforts to exit the finder site business and expand our operations into the manufactured home retail center industry.

Salaries And Employee Benefits - During the three and six months ended June 30, 2014 and 2013, salaries and employee benefits were $81,400 and $345,100, respectively, and $308,500 and $590,800, respectively.

Professional Fees - During the three and six months ended June 30, 2014 and 2013, professional fees were $261,400 and $104,700, respectively, and $374,700 and $360,300, respectively. The increase during the six months ended June 30, 2014 as compared to 2013 was a a result of more spending on consulting, business development and professional fees related to our efforts to expand our operations in Texas serving the manufactured home industry and to a lesser extent for accounting and legal fees related to our SEC filings.

General And Administrative Expenses - During the three and six months ended June 30, 2014 and 2013, general and administrative expenses were $44,500 and $84,100, respectively, and $73,700 and $172,700, respectively. The decrease in these expenses was primarily attributable to decreases in spending on rent, insurance and advertising costs related to our former finder site businesses.

Liquidity and Capital Resources

Our cash, current assets, intangible assets, total assets, current liabilities, and total liabilities as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013	Percentage Change
	(unaudited)	(audited)

Cash	$93,000	$93,000	-
Total current assets	1,601,000	1,412,000	13.4%

Intangible assets	146,000	421,000	(65.3)%

Total assets	3,546,000	3,383,000	4.8%

Total current liabilities	2,792,000	2,589,000	7.8%
Total long term liabilities	216,000	776,000	(72.2)%
Total liabilities	$3,008,000	$3,365,000	(10.6)%

Our intangible assets at June 30, 2014 consisted of the domain names www.TravelTrailer.com and www.ToyHaulers.com and the advertising rights pursuant to our sale of www.ManufacturedHomes.com. Our intangible assets decreased by $275,000 as a result of our sale of the following domain names: www.manufacturedhome.com, www.manufacturedhomes.com www.manufacturedhouse.com, www.manufacturedhomes.net, and www.modularhomes.com. Pursuant to the terms of the sale, the buyer assumed all of our obligations under the Lease Agreement we had with Domain Capital, LLC. See Financial Statements, Note 4. Asset Sale for more information.

Our current liabilities increased by $203,000, from $2,589,000 at December 31, 2013 to $2,792,000 at June 30, 2014, primarily as a result of $865,100 in additional loans which was offset by $226,200 in payments on notes payable and our recent sale of domain names, and to a lesser extent $98,000 in reduction of our federal taxes payable and $54,000 in reduction of our deferred tax liability both as a result of utilizing our net operating losses, as well as for $440,000 that had been accrued during 2013 for consulting services that we paid in noncash stock based payments.

Our total long-term liabilities decreased by $560,000, from $776,000 at December 31, 2013 to $216,000 at June 30, 2014, primarily as a result the Assignment Agreement with a third party entity pursuant to which we assigned and transferred the premium domain names Karate.com and Rodeo.com along with the associated $400,000 in debt, the sale of ManufacturedHomes.com and the associated domain names and intellectual property pursuant to which the buyer assumed all of our obligations under the Lease Agreement we had with Domain Capital, LLC which included $96,000 in long term debt, and to a lesser extent reclassifying noncurrent debt to current. See Financial Statements, Note 4. Asset Sale for more information.

During the six months ended June 30, 2014, we recognized a non-cash gain of $847,400 on the sale of manufacturedhomes.com, the associated domain names and intellectual property. See Financial Statements, Note 4. Asset Sale for more information.

Cash Requirements

We had approximately $93,100 in cash and cash equivalents as of June 30, 2014. Our operating loss for the six months ended June 30, 2014 was $766,500. We had net income for the six months ended June 30, 2014 of $58,000 which was based on a non-cash one-time gain on the sale of manufacturedhomes.com and the associated intellectual property. We had a working capital deficit of approximately $1.19 million at June 30, 2014. During the six months ended June 30, 2014, our principal source of liquidity was cash generated from our then-current operations, cash received pursuant to notes payables with third parties, as well as payments we received pursuant to the sale of the finder site weedmaps.com which during the six months ended June 30, 2014 totaled $600,000 and will continue for $100,000 a month for a total of eleven (11) more months ($600,000 for the remainder of the year ended December 31, 2014 and $515,500 for the year ended December 31, 2015), which are reflected in our statements of cash flows under the section changes in operating assets and liabilities: other assets. At our current burn rate, our current level of revenue generated from operations, our cash on hand, together with the $100,000 per month that we will receive pursuant to the sale of our finder site weedmaps.com, is insufficient to cover our monthly expenses. We have had to, and will continue to, seek financing in the form of debt or stock sales to finance our operations until we reach break-even.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $415,500 for the six months ended June 30, 2014, as compared to net cash used in operating activities of $338,900 for the six months ended June 30, 2013. For the six months ended June 30, 2014, the net cash used by operating activities consisted primarily of net income of $58,000 which included a one-time non-cash gain of $847,400 on the sale of manufacturedhomes.com and the associated intellectual property, non-cash expense of $440,000 in stock based compensation, non-cash expense of $22,200 in stock issued as additional interest expense, $296,600 loss related to discontinued operations, and a decrease in accounts payable and accrued liabilities of $302,000, a decrease in prepaid expenses and deposits of $60,000, plus non-cash depreciation expense of $2,200. For the six months ended June 30, 2013, the net cash used by operating activities consisted primarily of a net loss of $338,900 which included a $139,400 loss related to discontinued operations, and a slight decrease in accounts payable and accrued liabilities of $3,500, an increase in prepaid expenses and deposits of $240,000, plus non-cash amortization and depreciation expense of $71,600 and $3,600, respectively.

Investments

During the six months ended June 30, 2014, we had $1,300 cash flows from investing activities as compared to $117,500 for the six months ended June 30, 2013. For the six months ended June 30, 2014, the net cash used in investing activities was primarily related to purchases of computers and other equipment of $1,300.

Financing

We had net cash from financing activities of $416,800 for the six months ended June 30, 2014, as compared to net cash used in financing activities of $7,000 for the six months ended June 30, 2013. For the six months ended June 30, 2014, our net cash used in financing activities consisted of payments on notes payable, which were offset by new convertible notes from third parties, in addition to a $41,500 demand note from James Pakulis, one of our officers and directors. For the six months ended June 30, 2013, our net cash used in financing activities consisted of payments on notes payable related to our domain name acquisitions as well as payments on notes payable, which were offset by new convertible notes from third parties

Debt Instruments, Guarantees, and Related Covenants

We have no disclosure required by this Item.

Critical Accounting Estimates

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in our fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of our reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. No amortization is recorded for goodwill with indefinite useful life. No goodwill impairment was recognized during the six months ended June 30, 2014 and 2013, respectively.

Intangible Assets

In accordance with Goodwill and Other Intangible Assets, intangible assets that are determined not to have an indefinite useful life are subject to amortization. We amortize intangible assets using the straight-line method over their estimated useful lives.

Impairment of Long-Lived and Intangible Assets

In accordance with Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess the recoverability of the long-lived and intangible assets by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets. No impairment of intangible assets was recognized during the six months ended June 30, 2014. No impairment of long-lived assets was recognized during the six months ended June 30, 2014.

Net Loss

For the six months ended June 30, 2014 we had an operating loss of $766,500. We had net income for the six months ended June 30, 2014 of $58,000 which was based on a one-time non-cash gain on the sale of manufacturedhomes.com and the associated intellectual property. For the six months ended June 20, 2013 we had a net loss of $1,234,000. The operating loss we experienced during the six months ended June 30, 2014 was a result of our efforts to expand our operations in the manufactured home retail center business.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 Legal Proceedings.

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

ITEM 1A Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds.

Asher Enterprises, Inc.

On May 1, 2014, we entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which we sold to Asher a 8% Convertible Promissory Note in the original principal amount of $47,500 (the “Note”). The Note has a maturity date of February 5, 2015, and is convertible after 180 days into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 54% multiplied by the Market Price (representing a discount rate of 46%). “Market Price” means the lowest Trading Price for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium as follows: (a) between 0 and 90 days after issuance – 125% of the principal amount; (b) between 91 and 180 days after issuance – 114% of the principal amount; (c) between 61 and 90 days after issuance – 140% of the principal amount. The purchase and sale of the Note closed on May 15, 2014, the date that the purchase price was delivered to us.

The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

LG Capital Funding, LLC

On May 16, 2014, we entered into a Securities Purchase Agreement with LG Capital Funding, LLC (“LG Capital”), pursuant to which we sold to LG Capital an 8% Convertible Promissory Note in the original principal amount of $105,000 (the “Note”). The Note has a maturity date of May 16, 2015, and is convertible after 180 days into our common stock at a forty two percent (42%) discount from the lowest trading price of our common stock, as reported by any exchange upon which our common stock is then traded, for the ten (10) trading days prior to our receipt of notice from the Note holder to exercise this conversion feature. The conversion price shall be subject to a minimum conversion price of $0.0001 per share (the “floor price”), but in the event that the floor price is triggered, the conversion discount shall increase from forty two percent (42%) to fifty two (52%), calculated against the floor price. Interest accrued on the Note shall be payable in shares of our common stock, calculated using the same conversion formula. The Note can be prepaid by us at a premium as follows: (a) between 0 and 90 days after issuance – 120% of the principal amount; (b) between 91 and 150 days after issuance – 130% of the principal amount; (c) between 151 and 180 days after issuance – 140% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on May19, 2014, the date that the purchase price was delivered to us.

The issuance of the Note was exempt from the registration requirements under the Securities Act of 1933 pursuant to Rule 506 of Regulation D thereof. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

Asher Enterprises, Inc.

On June 2, 2014, we entered into a Securities Purchase Agreement with KBM Worldwide, Inc., pursuant to which we sold to KBM a 8% Convertible Promissory Note in the original principal amount of $63,000 (the “Note”). The Note has a maturity date of March 15, 2015, and is convertible after 180 days into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium as follows: (a) between 0 and 30 days after issuance – 109% of the principal amount; (b) between 31 and 60 days after issuance – 114% of the principal amount; (c) between 61 and 90 days after issuance – 120% of the principal amount; (d) between 91 and 120 days after issuance – 124% of the principal amount; and (e) between 121 and 180 days after issuance – 130% of the principal amount. The purchase and sale of the Note closed on June 9, 2014, the date that the purchase price was delivered to us.

The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

Adar Bays, LLC

On June 27, 2014, we entered into a Securities Purchase Agreement with Adar Bays, LLC, pursuant to which we sold to Adar two (2) 8% convertible notes, each in the principal amount of $35,000 (the “Notes”). The first of the two notes (the “First Note”) was paid for by Adar at the Closing, while the second of the two notes (the “Second Note”) was paid for the issuance of an offsetting $35,000 note issued by us to the Buyer (the “Buyer Note”), provided that prior to conversion of the Second Note, the Buyer must have paid off the Buyer Note. Each of the Notes have a maturity date of June 30, 2015 and is convertible after 180 days into our common stock at 58% of the lowest trading price of our common stock for the ten (10) prior trading days, with a floor of $0.0001 per share. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The First Note can be prepaid by us at a premium as follows: (a) between 0 and 90 days after issuance – 130% of the principal amount; (b) between 91 and 150 days after issuance – 140% of the principal amount; and (c) between 151 and 180 days after issuance – 150% of the principal amount. The Second Note cannot be prepaid; however, if the First Note is prepaid, the Second Note shall be automatically cancelled, as will the Buyer Note. The Buyer Note has a maturity of February 28, 2015 and bears interest at the rate of 8% per annum. The purchase and sale of the Notes closed on June 30, 2014, the date that the purchase price was delivered to us.

The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

ITEM 3 Defaults Upon Senior Securities.

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures.

Not applicable.

ITEM 5 Other Information.

There have been no events which are required to be reported under this Item.

ITEM 6 Exhibits.

(a) Exhibits

2.1 (1)	Agreement and Plan of Reorganization dated December 11, 2012

2.2 (1)	Securities Purchase Agreement dated December 31, 2012

3.1 (1)	Amended and Restated Articles of Incorporation of General Cannabis, Inc.

3.2 (1)	Certificate of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of General Cannabis, Inc.

10.1 (2)	Second Amendment to Non-Recourse Secured Promissory Note with Domain Holdings, Inc. dated March 31, 2014

10.2 (3)	Securities Purchase Agreement dated May 1, 2014

10.3 (3)	Convertible Promissory Note dated May 1, 2014

10.4 (4)	Consignment Agreement dated May 8, 2014

10.5 (4)	Personal Guaranty of Brent Nelms dated May 8, 2014

10.6 (4)	Personal Guaranty of Burnett Hunt dated May 9, 2014

10.7 (4)	Texas Inventory Finance Security Form dated May 8, 2014

10.8 (4)	Addendum to Consignment Agreement dated May 5, 2014

10.9 (4)	Indemnity Agreement dated May 8, 2014

10.10 (4)	Securities Purchase Agreement dated May 16, 2014

10.11 (4)	8% Convertible Redeemable Note dated May 16, 2014

10.12 (4)	Domain Name Purchase Agreement dated May 16, 2014

10.13 (4)	Non-Recourse Secured Promissory Note dated May 19, 2014 (Purchase Price)

10.14 (4)	Non-Recourse Secured Promissory Note dated May 19, 2014 (Operation Expenses)

10.15 (4)	Termination and Mutual Release Agreement dated May 19, 2014

10.16 (4)	Pledge and Security Agreement dated May 19, 2014

10.17 (4)	Personal Guaranty dated May 19, 2014

10.18 (5)	Securities Purchase Agreement dated June 2, 2014

10.19 (5)	Convertible Promissory Note dated June 2, 2014

10.20 (6)	Securities Purchase Agreement dated June 27, 2014

10.21 (6)	8% Convertible Redeemable Note dated June 30, 2014

10.22 (6)	8% Convertible Redeemable Note (Back End I) dated June 30, 2014

10.23 (6)	Adar Bays, LLC Collateralized Secured Promissory Note (Back End Note) dated June 30, 2014

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

100.INS **	XBRL Instance Document

100.SCH **	XBRL Schema Document

100.CAL **	XBRL Calculation Linkbase Document

100.DEF **	XBRL Definition Linkbase Document

100.LAB **	XBRL Lables Linkbase Document

100.PRE **	XBRL Presentation Linkbase Document
________________
(1)	Incorporated by reference from our Registration Statement on Form 10 dated January 29, 2013 and filed with the Commission on January 30, 2013.

(2)	Incorporated by reference from our Current Report on Form 8-K dated April 4, 2014 and filed with the Commission on April 7, 2014.

(3)	Incorporated by reference from our Current Report on Form 8-K dated May 16, 2014 and filed with the Commission on May 20, 2014.

(4)	Incorporated by reference from our Current Report on Form 8-K dated May 21, 2014 and filed with the Commission on May 23, 2014.

(5)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on June 10, 2014.

(6)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on July 2, 2014.

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

SearchCore, Inc.

Dated: August 14, 2014	By:	/s/ James Pakulis
	Name:	James Pakulis
	Its:	President and Chief Executive Officer