Form 10-Q
period 2014-09-30
SearchCore, Inc.
filed 2014-11-13
CIK 1281198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Registrant’s telephone number, including area code: (800) 727-1024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of November 12, 2014, there were 50,102,105 shares of common stock, par value $0.001, issued and outstanding.

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

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward‑looking statements.

ITEM 1  Financial Statements

SEARCHCORE, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2014	2013
	Unaudited	Audited

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$116,575	$93,152
Accounts receivable	18,200	81,497
Inventory	1,363,665	-
Note receivables	882,304	1,200,000
Other current assets	331,289	37,365

TOTAL CURRENT ASSETS	$2,712,033	$1,412,014

Property and equipment, net	29,293	26,155
Intangible assets:
Domain names	84,363	420,862
Advertising rights	60,101	-
Note receivables noncurrent	970,000	473,000
Other assets	207,500	94,554
Other assets - discontinued operations	442,443	956,436

TOTAL ASSETS	$4,505,733	$3,383,021

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable	$159,685	$201,472
Accrued liabilities	1,398,606	2,030,680
Notes payable	716,998	196,087
Notes payable - related party	122,040	-
Flooring Credit Line	1,393,198	-
Current liabilities - discontinued operations	246,208	161,226

TOTAL CURRENT LIABILITIES	$4,036,735	$2,589,465

LONG TERM LIABILITIES

Other accrued liabilities	118,750	118,750
Notes payable	-	95,519
Notes payable - related party	80,707	161,250
Noncurrent liabilities - discontinued operations	-	400,000

TOTAL LONG TERM LIABILITIES	199,457	775,519

TOTAL LIABILITIES	$4,236,192	$3,364,984

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value: 20,000,000 shares authorized;
zero shares issued and outstanding at September 30, 2014;
zero shares issued and outstanding at December 31, 2013;	-	-
Common stock, $0.001 par value: 200,000,000 shares authorized;
50,102,105 shares issued and outstanding at September 30, 2014,
39,368,772 shares issued and outstanding at December 31, 2013,	50,102	39,369
Paid-in capital	(9,951,869)	(10,717,336)
Retained earnings	10,171,308	10,696,004

TOTAL STOCKHOLDERS' EQUITY	269,541	18,037

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,505,733	$3,383,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEARCHCORE, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

REVENUE
Sales	$351,543	$-	$401,916	$-

Total revenue	351,543	-	401,916	-

OPERATING EXPENSES
Cost of sales	276,523	-	301,770	-
Selling, general and administrative expenses	664,248	683,454	1,234,192	1,860,747

Total operating expenses	940,771	683,454	1,535,962	1,860,747

Operating Loss	(589,228)	(683,454)	(1,134,046)	(1,860,747)

Other Income (Expense)
Gain on sale of ManufacturedHomes.com	-	-	847,351	-
Interest income	5,173	5,508	13,522	18,273
Interest expense	(76,268)	(2,515)	(164,837)	(3,279)

Total other income (expense)	(71,095)	2,993	696,036	14,994

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(660,323)	(680,461)	(438,010)	(1,845,753)

Provision for Income Taxes	(97,000)	-	(257,000)	-
LOSS FROM CONTINUING OPERATIONS	(563,323)	(680,461)	(181,010)	(1,845,753)

Loss from discontinued operations, net of $1,000 and zero tax benefit for the nine months ended September 30, 2014 and 2013, respectively, and net of $1,000 and zero tax benefit for the three months ended September 30, 2014 and 2013, respectively.	(45,083)	(95,061)	(343,686)	(163,889)

NET LOSS	$(608,406)	$(775,522)	$(524,696)	$(2,009,642)

Loss per share, Basic and Diluted
Loss from continuing operations	$(0.01)	$(0.02)	$(0.00)	$(0.04)
Loss from discontinued operations	(0.00)	(0.00)	(0.01)	(0.00)
Total loss per share	$(0.01)	$(0.02)	$(0.01)	$(0.05)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	45,897,576	38,808,619	44,041,849	43,731,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEARCHCORE, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(524,696)	$(2,009,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,889	6,714
Amortization	1,541	107,376
Stock-based compensation	717,200	230,175
Gain on sale of ManufacturedHomes.com	(847,351)	—
Changes in operating assets and liabilities:
Accounts receivable	(21,666)	(22,843)
Inventories	29,533	—
Prepaid expenses and deposits	(293,924)	273,857
Other assets & note receivables	904,676	879,227
Accounts payable and accrued liabilities	(397,760)	27,521
Net cash used in operating activities	(428,558)	(507,615)

Cash flows used in investing activities:
Purchases of property and equipment	(21,136)	(30,910)
Purchases of intangible assets	—	(85,260)

Net cash used in investing activities	(21,136)	(116,170)

Cash flows provided by financing activities:
Payments on note payable	(390,880)	(137,480)
Proceeds from note payable	822,500	288,500
Proceeds from note payable - related party	41,497	—

Net cash provided by financing activities	473,117	151,020

Net increase (decrease) in cash and cash equivalents	23,423	(472,765)

Cash and cash equivalents at beginning of period	93,152	514,382

Cash and cash equivalents at end of period	$116,575	$41,617

Non-cash investing and financing activity:

Shares issued pursuant to stock based compensation	$695,000	$—
Shares issued pursuant to conversion of accounts payable	$59,000	$—
Shares issued as additional interest expense	$22,200	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEARCHCORE, INC.

Notes to the Consolidated Financial Statements

September 30, 2014

Unaudited

Note 1. General

Nature of Business

The Company, together with its wholly owned subsidiaries, is engaged in opening and operating manufactured home retail centers, currently in Texas. Its manufactured home operations are primarily conducted through its wholly owned subsidiary, Wisdom Homes Of America, Inc., however, the Company does maintain other wholly-owned subsidiaries which have little or no activity, each of which is incorporated or qualified to do business in the states in which it does so.

SearchCore, Inc. was formed on July 14, 2003 in the State of Nevada as Tora Technologies, Inc. On November 21, 2006, it changed its name to Makeup.com Limited, on January 29, 1010, it changed its name to LC Luxuries Limited, and on November 5, 2010, it changed its name to General Cannabis, Inc. On January 6, 2012, the Company changed its name to SearchCore, Inc.

Principal Services

The Company’s principal service is opening and operating manufactured home retail centers, also known as model home retail centers. Its primary customers are homebuyers who generally purchase manufactured homes to place on their own home sites, although periodically customers will request assistance in locating a lot in the areas where the Company has its retail centers. The Company generally operates its retail sales centers by having inventory on the retail center lots, although customers can order homes which are shipped directly from the factory to their home site. Most of the Company’s sales generally are to customers living within a radius of approximately one hundred miles from its retail centers.

In addition to Wisdom Homes of America, Inc., the Company has the following wholly-owned subsidiaries which have little or no operations:

Sportify, Inc.

VerticalCore Management, Inc.

VerticalCore Merchant, Inc.

VerticalCore Media, Inc.

VerticalCore Technologies, Inc.

Wisdom Home Loans of America, Inc.

General Marketing Solutions, Inc.

General Processing Corporation

Currently, the Company has no imminent or specific plans for any of these entities and they are held as corporations in good standing.

Sale of ManufacturedHomes.com Finder Site and other URL’s

On May 19, 2014, the Company sold the following domain names: www.ManufacturedHome.com, www.mManufacturedHomes.com, www.ManufacturedHouse.com, www.ManufacturedHomes.net, and www.ModularHomes.com. The domain names were sold to Platinum Technology Ventures, LLC, an entity owned and controlled by Brad Nelms, formerly the Company’s Chief Strategy Officer. As consideration for the sale of the domain names, the Company received a non-recourse secured promissory note in the amount of One Million Dollars ($1,000,000), and Platinum assumed all of its obligations under the Lease Agreement it had with Domain Capital, LLC, with the exception of the Company being responsible to make monthly lease payments for first six months after the closing of the transaction. The Company also received lifetime “gold” or equivalent membership levels on any manufactured home website owned or operated by Platinum. In connection with the transaction, Brad Nelms’ employment with the Company ceased. In order to assist Platinum in its operations, the Company agreed to loan it Ninety Thousand Dollars ($90,000) over six months. After making payments to Platinum in the sum of Forty Five Thousand Dollars ($45,000), on October 28, 2014, we entered into a Waiver and Mutual Release, pursuant to which both parties agreed to release one another from any and all rights and liabilities arising under the promissory note pertaining to the operating expense payments. Accordingly, we have no continuing obligation to make operating expense payments to Platinum, and Platinum has no obligation to repay the monies already paid.

SEARCHCORE, INC.

Notes to the Consolidated Financial Statements

September 30, 2014

Unaudited

Two additional domain names are subject to the Lease Agreement with Domain Capital, LLC, namely www.TravelTrailer.com and www.ToyHaulers.com. Upon satisfaction of the payment obligations under the Lease Agreement, those domains will be transferred back to the Company.

The Company’s decision to sell the www.ManufacturedHomes.com site and other related URL’s results from the increasing competition in the finder site space, and the internet presence and capital that some of those companies have. As a result of the increase in competition, and some of the competition such as Google owning the search engines, the Company believes it has and will continue to become more challenging to generate revenue in the finder site environment.

Manufactured Homes Retail Centers

The Company is currently expanding its focus in the manufactured housing industry and looking to leverage ancillary opportunities that it has discovered within that industry. Specifically, the Company is currently concentrating on the manufactured home retail center sector of the industry. In February 2014, the Company opened its first retail center in Rhome, Texas. Its second retail center in Tyler, Texas, was opened in April 2014, and its third retail center in Jacksboro, Texas, in May 2014. The Company signed a lease in July 2014 in anticipation of opening its fourth retail center in Mt. Pleasant, Texas. The retail centers are operated by the Company’s wholly owned subsidiary, Wisdom Homes Of America, Inc.

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

Operating results for the nine-month period ended September 30, 2014 is not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying consolidated financial statements of the Company should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013 as filed with the SEC.

SEARCHCORE, INC.

Notes to the Consolidated Financial Statements

September 30, 2014

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

SEARCHCORE, INC.

Notes to the Consolidated Financial Statements

September 30, 2014

Unaudited

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

Advertising Cost

The Company expenses advertising costs when incurred. Advertising expense for the nine months ended September 30, 2014 and 2013 was $21,000 and $129,000, respectively.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from six to seven years. Property and equipment at September 30, 2014 and December 31, 2013 are presented net of accumulated depreciation of $7,000 and $16,000, respectively.

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in the Company's fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of the Company's reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. No amortization is recorded for goodwill with indefinite useful life. No goodwill impairment was recognized during the nine months ended September 30, 2014 or twelve ended December 31, 2013.

SEARCHCORE, INC.

Notes to the Consolidated Financial Statements

September 30, 2014

Unaudited

Intangible Assets

In accordance with Goodwill and Other Intangible Assets, intangible assets that are determined not to have an indefinite useful life are subject to amortization. The Company amortizes intangible assets using the straight-line method over their estimated useful lives.

Impairment of Long-Lived and Intangible Assets

In accordance with Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses the recoverability of the long-lived and intangible assets by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets. No impairment of intangible assets was recognized during the nine months ended September 30, 2014 or twelve ended December 31, 2013.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Share-Based Payment, which addresses the accounting for equity-based compensation and which requires that the cost of all equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards. During the nine and twelve months ended September 30, 2014 and December 31, 2013, the Company had $695,000 and $230,000, respectively, in stock-based compensation expense related to issuances of shares of the Company’s common stock to consultants. During the nine months ended September 30, 2014, the Company issued shares of its common stock as additional interest expense in the amount of $22,200.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition,” by recognizing as revenue the fees it charges customers as referenced below because persuasive evidence of an arrangement exists, the fees it charges are substantially fixed or determinable during the period that it provides the services, the Company and its customers understand the specific nature and terms of the agreed upon transactions, and collectability is reasonably assured and services have been rendered.

The Company and its wholly owned subsidiaries recognize revenue as follows:

Manufactured Home Retail Centers – the Company generates revenues through its manufactured home retail centers Wisdom Homes Of America, Inc., which it started in January 2014. The Company anticipates opening and/or acquiring additional retail centers in 2014 and branding them under the name Wisdom Homes Of America, Inc. Its first center was opened in Rhome, Texas, in February 2014, its second retail center in Tyler, Texas, in April 2014, and its third retail center in Jacksboro, Texas, in May 2014, and it signed a lease in July 2014 in anticipation of opening its fourth retail center in Mt. Pleasant, Texas. The Company will purchase factory built houses and sell them to end users, and also anticipates structuring the sale of used manufactured homes.

SEARCHCORE, INC.

Notes to the Consolidated Financial Statements

September 30, 2014

Unaudited

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Intangibles – Goodwill and Other (topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangibles asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification subtopic 350-30, Intangibles – Goodwill and Other, General Intangibles Other than Goodwill. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company elected early adoption of this update and it had no impact on its financial statements.

SEARCHCORE, INC.

Notes to the Consolidated Financial Statements

September 30, 2014

Unaudited

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. We adopted this guidance at the beginning of our first quarter of fiscal year 2014, and did not determine there is any impact on our consolidated financial statements and disclosures.

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

In July 2013, the FASB issued an accounting standards update that specifies that unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. When a net operating loss carryforward, a similar tax loss or tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes or the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this accounting standards update did not have significant impact on the Company’s consolidated financial statements.

SEARCHCORE, INC.

Notes to the Consolidated Financial Statements

September 30, 2014

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

SEARCHCORE, INC.

Notes to the Consolidated Financial Statements

September 30, 2014

Unaudited

Note 3. Equity Transactions

At September 30, 2014 the total number of shares of the Company’s common stock that were issued and outstanding was 50,102,105.

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

On September 8, 2014, we entered into a Consulting Agreement with a third party to provide consulting and advice related to potential partnerships, strategic contacts, joint ventures, corporate restructuring, and other business relationships, for a period of six months. Pursuant to the agreement, we agreed to issue to the consultant 3,333,333 shares of our common stock.

On September 9, 2014, we issued 350,000 shares of our common stock, restricted in accordance with Rule 144, to a third party for services rendered pursuant to a professional services agreement.

On September 11, 2014, we issued 250,000 shares of our common stock, restricted in accordance with Rule 144, to a third-party for services rendered pursuant to a memorandum of understanding.

Stock Issued But Not Outstanding & Stock Issued As Interest Expense

On March 28, 2014, the Company entered into, with a third party investor, a 20% convertible secured promissory note with a maturity date of April 26, 2015 and in the principal amount of $100,000 (the “Convertible Note”). As collateral, the Company placed 2,500,000 shares of its common stock into escrow on April 4, 2014, which shares are not included in the shares issued and outstanding. Finally, as an incentive to the third party investor to enter into the Note, the Company agreed to issue 300,000 shares of its common stock, which it did on April 4, 2014, and which were recorded as additional interest expense of $22,200.

Stock Issued But Not Outstanding

On March 28, 2014, the Company entered into, with a third party investor, a 20% convertible secured promissory note with a maturity date of April 28, 2015 and in the principal amount of $100,000 (the “Note”). As collateral, the Company placed 2,500,000 shares of its common stock into escrow on April 4, 2014, which shares are not included in the shares issued and outstanding.

Stock Issued For Conversion Of Accounts Payable

On September 17, 2014, we issued 1,000,000 shares of our common stock, restricted in accordance with Rule 144, to Merriman Capital, Inc., an investment banking firm, in satisfaction of an invoice for services rendered in the amount of $59,000, or $0.059 per share.

SEARCHCORE, INC.

Notes to the Consolidated Financial Statements

September 30, 2014

Unaudited

Note 4. Asset Sale

ManufacturedHomes.com

On May 19, 2014, the Company sold the following domain names: www.ManufacturedHome.com, www.ManufacturedHomes.com www.ManufacturedHouse.com, www.ManufacturedHomes.net, and www.ModularHomes.com. The domain names were sold to Platinum Technology Ventures, LLC, an entity owned and controlled by Brad Nelms, formerly the Company’s Chief Strategy Officer. As consideration for the sale of the domain names, the Company received a nonrecourse secured promissory note in the amount of One Million Dollars ($1,000,000), and Platinum assumed all of its obligations under the Lease Agreement it had with Domain Capital, LLC, with the exception of the Company being responsible to make monthly lease payments for first six months after the closing of the transaction. The Company also received lifetime “gold” or equivalent membership levels on any manufactured home website owned or operated by Platinum. In connection with the transaction, Brad Nelms’ employment with the Company ceased. As a result of its sale of the manufactured home domain names and associated intellectual property, the Company has terminated employees that previously worked in its Las Vegas, Nevada, office in connection with the development and operation of these domain names, and did not renew its lease for the Las Vegas office, which expired in April 2014. In order to assist Platinum in its operations, the Company agreed to loan it Fifteen Thousand Dollars ($15,000) per month for six (6) months, for an aggregate loan of Ninety Thousand Dollars ($90,000). Platinum is obligated to begin repaying this loan seven (7) months after it was issued, and its repayment obligations will continue for the following six (6) months. After making payments to Platinum in the sum of Forty Five Thousand Dollars ($45,000), on October 28, 2014, we entered into a Waiver and Mutual Release, pursuant to which both parties agreed to release one another from any and all rights and liabilities arising under the promissory note pertaining to the operating expense payments. Accordingly, we have no continuing obligation to make operating expense payments to Platinum, and Platinum has no obligation to repay the monies already paid.

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

In conjunction with the sale of ManufacturedHomes.com, the Company discontinued the operations of VerticalCore Solutions, Inc. (“VCS”), VerticalCore Technologies, Inc. (“VCT”), and VerticalCore Media, Inc. (“VCM”), which previously oversaw the operations of ManufacturedHomes.com and its then Las Vegas office. For comparative purposes, all prior periods presented have been restated to reflect the reclassification of these entities to discontinued operations on a consistent basis. The Company does not expect any continuing cash flows from VCS, VCT nor VCM’s discontinued operations. See Note 11. Discontinued Operations for more information.

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

SEARCHCORE, INC.

Notes to the Consolidated Financial Statements

September 30, 2014

Unaudited

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

SEARCHCORE, INC.

Notes to the Consolidated Financial Statements

September 30, 2014

Unaudited

The following table summarizes the disposition with a total gain on sale of $847,300:

Total consideration	$1,061,600
Net assets sold	(214,300)
Gain on sale	$847,300

Note 5. Inventory

The inventory balance at September 30, 2014 was $1,363,665 which consisted of 25 manufactured homes located at our retail lots and 7 manufactured homes on order which were stated at the lower of cost (average) or market. The manufactured homes are located at the Company’s Tyler, Texas, and Jacksboro, Texas, retail centers. At December 31, 2013, the Company did not have any inventory.

Note 6. Note receivables

Current Note Receivables

At September 30, 2014, the Company had recorded a $782,660 note receivable which represented the current portion of a $3,000,000 note receivable pursuant to the sale of the Company’s finder site WeedMaps.com. On December 11, 2012, the Company entered into an Agreement and Plan of Reorganization, pursuant to which it sold its finder site WeedMaps.com. Pursuant to the terms of the sale and as partial consideration the Company received a Secured Promissory Note in the original principal amount of Three Million Dollars ($3,000,000). Pursuant to the Note, the Company will receive (1) Two Hundred Fifty Thousand Dollars ($250,000) on January 15, 2013 (which payment date was extended to January 31, 2013), which payment was received; One Hundred Thousand Dollars ($100,000) each month beginning on February 25, 2013 and continuing on the twenty fifth (25th) of each month thereafter for a total of twenty eight (28) months, which payments for February through September 2014 were received; and Sixteen Thousand Five Hundred Dollars ($16,500) on July 25, 2015.

At September 30, 2014, the Company had recorded a $65,972 note receivable from Platinum Technology Ventures LLC pursuant to which it sold certain domain names. See Note 4 Asset Sale for more information.

At September 30, 2014, the Company had recorded a $33,671 note receivable which represented the current portion of a $1,000,000 non-recourse promissory note pursuant to the sale of the Company’s website ManufacturedHomes.com and related intellectual property. See Note 4 Asset Sale for more information.

Noncurrent Note Receivables

At September 30, 2014, the Company had recorded a $970,000 note receivable which represented the noncurrent portion of a $1,000,000 non-recourse promissory note pursuant to the sale of the Company’s website ManufacturedHomes.com and related intellectual property. See Note 4 Asset Sale for more information.

SEARCHCORE, INC.

Notes to the Consolidated Financial Statements

September 30, 2014

Unaudited

Note 7. Other Current Assets

At September 30, 2014, the Company had recorded $21,018 in prepaid insurance, $11,917 in prepaid filing fees, $216,667 in Prepaid consulting fees, $55,200 in deposits, and $26,488 in other.

Note 8. Property And Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from six to seven years. Property and equipment at September 30, 2014 and December 31, 2013 consist of the following:

	September 30,	December 31,
Property and Equipment	2014	2013
Furniture and Computer Equipment	$36,503	$42,155
Less: Accumulated Depreciation	(7,210)	(16,000)
Property and Equipment, net	$29,293	$26,155

For the nine months ended September 30, 2014 depreciation expense was $3,889. For the twelve months ended December 31, 2013 depreciation expense was $10,000.

Note 9. Intangible Assets

Intangible assets consist of a suite of domain names. The domain names have been determined to have an indefinite useful life based primarily on the renewability of the domain name. Intangible assets with an indefinite life are not subject to amortization, but will be subject to periodic evaluation for impairment.

Intangible asset amounts at September 30, 2014 and December 31, 2013 are as follows:

	September 30,	December 31,
Intangible Assets	2014	2013
Domain names	$84,363	$420,862
Advertising rights	61,642	—
Subtotal	$146,005	$420,862
Accumulated amortization	(1,541)	—
Total intangible Assets	$144,464	$420,862

See Note 11. Discontinued Operations for a discussion regarding the other intangible assets whose operations have been discontinued.

SEARCHCORE, INC.

Notes to the Consolidated Financial Statements

September 30, 2014

Unaudited

Summary of our premium and non premium domain names	Amount
ToyHaulers.com*	$31,168
TravelTrailer.com*	51,168
Various other nonpremium domain names	2,027
Total premium and non premium domain names	$84,363

_____________

* These domain names have been pledged as collateral in connection with a financing sale-leaseback with Domain Capital.

Note 10. Other Assets

At December 31, 2013, the Company had recorded a $177,000 note receivable which represented the noncurrent portion of a $3,000,000 note receivable it received pursuant to the sale of its finder site WeedMaps.com. See Note 4. Other Current Assets for more information on the current portion of this note receivable.

The balance of other assets at September 30, 2014 included $2,500 in rent deposits and $205,000 in deferred tax assets.

Note 11. Discontinued Operations

Sportify, Inc.

On March 5, 2014, Sports Asylum, Inc. changed its name to Sportify, Inc.

During the quarter ended December 31, 2013, the Company entered into a definitive plan to sell the assets related to Sportify.com, which includes the web software, trademarks, non-premium sports-related domain names and goodwill associated with its acquisition of Sportify, Inc. The transaction did not materialize and consequently the assets were not sold. Sportify, Inc. owns and operates the intellectual property associated with www.Sportify.com. The Company entered into a definitive plan to sell the assets related to Sportify because during the quarter ended December 31, 2013, management decided to focus the Company’s efforts and resources on expanding its operations in the manufactured housing industry. At December 31, 2013, the Company reclassed the assets, which had a net book value of $456,000, which amount comprised of $100,000 in sports related non-premium domain names, $10,000 in Sportify.com premium domain name, $1,000 in trademarks, $59,000 in goodwill, $430,000 in web software and $143,000 in accumulated amortization, to discontinued operations.

At September 30, 2014, $349,060 in net assets is recorded as Other assets - discontinued operations. The Sportify assets are being held for sale and as of the filing of this report, no buyer has been identified.

For comparative purposes, all prior periods presented have been restated to reflect the reclassification of this entity to discontinued operations on a consistent basis. The Company does not expect any continuing cash flows from Sportify’s discontinued operations.

SEARCHCORE, INC.

Notes to the Consolidated Financial Statements

September 30, 2014

Unaudited

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

On April 3, 2014, the Company entered into an Assignment Agreement with a third party entity (the “Assignee”) pursuant to which it assigned and transferred to the Assignee the premium domain names Karate.com and Rodeo.com, which had a book value of $500,000, along with the associated $400,000 in debt. At April 3, 2014, the Company recorded a $100,000 loss on assignment associated with the transaction.

General Management Solutions, Inc.

The Company discontinued the operations of General Management Solutions, Inc. (“GMS”), which previously oversaw and provided all of the human resource issues for employees including hiring, terminating, and employee benefits. GMS has been a corporation in good standing with no operations since the end of 2012.

For comparative purposes, all prior periods presented have been restated to reflect the reclassification of this entity to discontinued operations on a consistent basis. The Company does not expect any continuing cash flows from GMS discontinued operations.

The assets and liabilities of discontinued operations related to GMS at September 30, 2014, consists of $11,373 in accounts payable and $20,603 in accrued liabilities recorded as Current liabilities - discontinued operations.

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

SEARCHCORE, INC.

Notes to the Consolidated Financial Statements

September 30, 2014

Unaudited

During February 2012, the Company committed to a definitive plan to terminate the Management Agreement (“Agreement”) and services associated with the Agreement, which resulted in General Health Solutions, Inc., the Company’s Medical Clinic Management segment, being reported as discontinued operations. For comparative purposes, all prior periods presented have been restated to reflect the reclassification of this segment to discontinued operations on a consistent basis. Following the closure of the clinics during the first quarter 2012, the Company does not expect any continuing cash flows from discontinued operations.

The assets and liabilities of the Company’s discontinued operations related to General Health Solutions at September 30, 2014, consists of $177,232 in notes payable recorded as Current liabilities - discontinued operations.

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

For comparative purposes, all prior periods presented have been restated to reflect the reclassification of this entity to discontinued operations on a consistent basis. The Company does not expect any continuing cash flows from VCM’s discontinued operations.

The assets and liabilities of the Company’s discontinued operations related to VCM at September 30, 2014, consists of $6,710 in fixed assets, $67,573 in accounts receivable, and $4 in other assets which are recorded as Other assets - discontinued operations, and $37,000 in accrued liabilities recorded as Current liabilities - discontinued operations.

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

SEARCHCORE, INC.

Notes to the Consolidated Financial Statements

September 30, 2014

Unaudited

VerticalCore Media, Inc. - The assets and liabilities of the Company’s discontinued operations related to VCM at September 30, 2014 consists of $17,390 in accounts receivable recorded as Other assets - discontinued operations.

VerticalCore Technologies, Inc. - The assets and liabilities of the Company’s discontinued operations related to VCT at September 30, 2014 consists of $1,711 in fixed assets recorded as Other assets - discontinued operations.

Note 12. Accounts Payable

Accounts payable at September 30, 2014 included amounts owed to certain vendors related to the ongoing normal course of the Company’s operations.

Note 13. Accrued Liabilities

Accrued liabilities at September 30, 2014 and December 31, 2013 are comprised of the following:

	September 30,	December 31,
Accrued liabilities	2014	2013
Tax payable	$1,098,000	$1,195,980
Deferred tax liability short term	107,000	146,000
Obligations on stock based compensation	—	440,000
Obligations on marketing agreements	27,000	27,000
Payroll liabilities	116,244	117,600
Other	50,362	104,100
Total accrued liabilities	$1,398,606	$2,030,680

At September 30, 2014, the Company had $1,098,000 in federal and state taxes payable which represent amounts due and payable for the years ended December 31, 2011 and 2012.

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

SEARCHCORE, INC.

Notes to the Consolidated Financial Statements

September 30, 2014

Unaudited

Asher Enterprises

On May 1, 2014, the Company entered into Securities Purchase Agreements with Asher Enterprises, Inc., pursuant to which it sold to Asher, or its affiliates, 8% Convertible Promissory Notes in the original principal amount of $47,500 (the “Note”). The Note has a maturity date of February 5, 2015, and is convertible after one hundred and eighty (180) days into common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest six (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Notes will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Notes can be prepaid by the Company at a premium as follows: (a) between 31 and 60 days after issuance - 114% of the principal amount; (b) between 61 and 90 days after issuance - 120% of the principal amount; (c) between 91 and 120 days after issuance - 124% of the principal amount; (d) between 121 and 180 days after issuance - 130% of the principal amount. The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with the Company’s operations, and there was no solicitation.

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

On July 8, 2014, we repaid the promissory note to Asher Enterprises, Inc. that, on January 6, 2014, we entered into in connection with a Securities Purchase Agreement, pursuant to which we sold to Asher a 8% Convertible Promissory Note in the original principal amount of $63,000 (the “Note”). We repaid the entire principal balance of the Note, plus accrued interest and a prepayment premium, in the amount of Eighty Four Thousand Four Hundred Dollars ($84,400.00).

On August 25, 2014, we repaid the promissory note to Asher Enterprises, Inc., that on February 24, 2014, we entered into in connection with a Securities Purchase Agreement, pursuant to which we sold Asher an 8% Convertible Promissory Note in the original principal amount of $53,000 (the “Note”). We repaid the entire principal balance of the Note, plus accrued interest and a prepayment premium, in the amount of Seventy One Thousand Dollars ($71,000).

SEARCHCORE, INC.

Notes to the Consolidated Financial Statements

September 30, 2014

Unaudited

KBM Worldwide Inc.

On June 2, 2014, July 9, 2014 and August 26, 2014, the Company entered into Securities Purchase Agreements with Asher Enterprises, Inc., pursuant to which it sold to Asher, or its affiliates, 8% Convertible Promissory Notes in the original principal amounts of $63,000, $53,000, and $47,500, respectively (the “Notes”). The Notes have maturity dates of March 15, 2015, April 14, 2015, and May 28, 2015, respectively, and are convertible after one hundred and eighty (180) days into common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest six (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Notes will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Notes can be prepaid by the Company at a premium as follows: (a) between 31 and 60 days after issuance - 114% of the principal amount; (b) between 61 and 90 days after issuance - 120% of the principal amount; (c) between 91 and 120 days after issuance - 124% of the principal amount; (d) between 121 and 180 days after issuance - 130% of the principal amount. The issuance of the Notes was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with the Company’s operations, and there was no solicitation.

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

Convertible Note #1

On March 28, 2014, the Company entered into, with a third party investor, a 20% convertible secured promissory note with a maturity date of April 26, 2015 and in the principal amount of $100,000 (the “Convertible Note”), which is convertible into the Company’s common stock at $0.08 per share and which is collateralized by up to $15,000 on a monthly basis by the $100,000 in monthly payments which the Company receives pursuant to its sale of WeedMaps Media, Inc. if not paid in full within six months of the date of the Note. Furthermore, as further collateral, the Company placed 2,500,000 shares of its common stock into escrow. Finally, as an incentive to the third party investor to enter into the Note, the Company issued 300,000 shares of its common stock. As of September 30, 2014, the Company had received the principal of $100,000 of the principal amount. The Company accounts for debt discount according to ASC 470-20 Debt With Conversion And Other Options. No debt discount associated with the Convertible Note was recorded because the fair value of the common stock at the commitment date ($0.05) was less than the effective conversion price of the conversion feature ($0.07). As such, there was no intrinsic value associated with the conversion feature and thus no debt discount was recognized.

SEARCHCORE, INC.

Notes to the Consolidated Financial Statements

September 30, 2014

Unaudited

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

Convertible Notes 3 & 4

On September 8, 2014, we entered into a Securities Purchase Agreement and issued a Convertible Promissory Note to each of two investors. The Notes are each in the original principal amount of $35,000, pay interest at the rate of 8% per annum, and have a maturity date of September 7, 2015. The Notes may be prepaid by us at any time for a premium of 120% of the principal amount and any accrued and unpaid interest. The Notes are convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 62% multiplied by the Market Price (as defined herein) (representing a discount rate of 38%), but no more than $0.06 per share. “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the five Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the VWAP value as posted on Bloomberg. The “Fixed Conversion Price” shall mean $0.0005. The shares of common stock issuable upon conversion of the Notes will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The purchase and sale of the Notes closed on September 9, 2014, the date that the purchase price was delivered to us.

LG Capital Funding

On May 16, 2014, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC (“LG Capital”), pursuant to which it sold to LG Capital an 8% Convertible Promissory Note in the original principal amount of $105,000 (the “Note”). The Note has a maturity date of May 16, 2015, and is convertible after 180 days into common stock at a forty two percent (42%) discount from the lowest trading price of the common stock, as reported by any exchange upon which the common stock is then traded, for the ten (10) trading days prior to the Company’s receipt of notice from the Note holder to exercise this conversion feature. The conversion price shall be subject to a minimum conversion price of $0.0001 per share (the “floor price”), but in the event that the floor price is triggered, the conversion discount shall increase from forty two percent (42%) to fifty two (52%), calculated against the floor price. Interest accrued on the Note shall be payable in shares of common stock, calculated using the same conversion formula. The Note can be prepaid at a premium as follows: (a) between 0 and 90 days after issuance – 120% of the principal amount; (b) between 91 and 150 days after issuance – 130% of the principal amount; (c) between 151 and 180 days after issuance – 140% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on May 19, 2014, the date that the purchase price was delivered to the Company. On November 5, 2014, we repaid the promissory note to LG Capital Funding LLC. We repaid the entire principal balance of the Note, plus accrued interest and a prepayment premium, in the amount of 150,912.

Typenex Co-Investment, LLC

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

SEARCHCORE, INC.

Notes to the Consolidated Financial Statements

September 30, 2014

Unaudited

Below is a summary of note payable amounts:

Notes payable - current portion	September 30, 2014	December 31, 2013
Adar Bay	$35,706	$-
Asher Enterprises	49,082	152,000
Convertible Note #1	100,000	-
Convertible Note #2	100,000	-
Convertible Note #3	35,169	-
Convertible Note #4	35,169	-
Domain Capital	-	44,087
KBM Worldwide	166,486
LG Capital	108,153	-
Typenex Co-Investments	87,233	-
	$716,998	$196,087

Notes payable - noncurrent portion	September 30, 2014	December 31, 2013
Domain Capital	-	95,519
	$-	$95,519

Note 15. Notes Payable - Related Party

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

SEARCHCORE, INC.

Notes to the Consolidated Financial Statements

September 30, 2014

Unaudited

Pakulis Demand Note

During the nine months ended September 30, 2014, James Pakulis, one of the Company’s officers and directors, loaned the Company $41,497, which represents the principal amount of an unsecured demand note with nominal interest of 1.10%.

Below is a summary of note payable - related party amounts:

Notes payable - related party	September 30, 2014	December 31, 2013
Current portion	$122,040	$-
Noncurrent portion	80,707	161,250
	$202,747	$161,250

Note 16. Inventory Flooring Credit Line

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

The consignment price for used inventory shall be One Thousand Dollars ($1,000) greater than the Inventory Financer’s acquisition price for a singlewide manufactured home and Fifteen Hundred Dollars ($1,500) greater for a multisection home. The consignment price for new inventory shall be equal to the Inventory Financer’s invoice price. Wisdom Homes of America, Inc. (WHOA) shall reduce the outstanding balance of consigned property by One Thousand Dollars ($1,000) per year, due on the anniversary of each respective consignment, and after the first anniversary of any consigned property, the monthly consignment fee with respect to such property shall increase from 1% to 1.4%. In the event any mobile home is consigned for eleven hundred (1,100) days or more, the entire balance owing shall be immediately due and payable. All money received by WHOA for the purpose of selling a mobile home consigned by the Inventory Financer to WHOA shall be held in trust for the benefit of the Inventory Financer until the entire outstanding balance owed for the consigned property is satisfied. Furthermore, the Inventory Financer shall have a security interest in all manufactured homes that have been financed by the Inventory Financer or for which the Inventory Financer has advanced any funds or incurred any obligation which has enabled WHOA to acquire the manufactured homes.

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

SEARCHCORE, INC.

Notes to the Consolidated Financial Statements

September 30, 2014

Unaudited

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

At September 30, 2014, the Company had recorded $1,393,198 in the flooring creditline.

Note 17. Other Long Term Accrued Liabilities

At September 30, 2014, the Company had a balance of $118,750 in noncurrent tax payable.

Note 18. Income Per Common Share

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

As of September 30, 2014, there were 598,939 common stock purchase warrants outstanding that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period presented.

Note 19. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the Company's tax provisions and deferred tax assets as of September 30, 2014 and December 31, 2013 are as follows:

The components of tax provision:

	September 30, 2014	December 31, 2013
Current
Federal	$(98,000)	$(475,000)
State	-	70,750
	(98,000)	(404,250)
Deferred
Federal	41,000	(651,000)
State	8,000	(268,000)
	49,000	(919,000)

Change in valuation allowance	(209,000)	(77,000)

Total provision	$(258,000)	$(1,400,250)

The total tax provision is $258,000 of which $259,000 corresponds to current operations and $1,000 (tax benefit) corresponds to discontinued operations.

SEARCHCORE, INC.

Notes to the Consolidated Financial Statements

September 30, 2014

Unaudited

The components of deferred tax asset:

	September 30, 2014	December 31, 2013
Deferred income tax assets:
State taxes	$129,000	$129,000
Net operating losses	558,000	357,000
Depreciation	70,000	137,000

	757,000	623,000

Deferred income tax liabilities:
Installment gain	(573,000)	(390,000)
	184,000	233,000

Valuation allowance	(86,000)	(295,000)

Net deferred tax assets/(liabilities)	$98,000	$(62,000)

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. The amount of deferred tax assets considered realizable could change if future taxable income is realized. At both September 30, 2014 and December 31, 2013, the Company had U.S. federal tax net operating loss carryforwards (“NOLs”) of approximately $1,169,000 and $554,000, respectively, which begin to expire in 2021. At September 30, 2014 and December 31, 2013, the Company had State NOLs of $2,751,000 and $2,250,000, respectively. The NOLs are subject to limitations under IRC Section 382 of the Internal Revenue Code (“Section 382”).

Note 20. Related Party Transactions

All material intercompany transactions have been eliminated upon consolidation of the Company’s entities. During the nine months ended September 30, 2014, cash transfers, equity and accounts between the Company and its subsidiaries have been eliminated upon consolidation.

See Note 15. Notes Payable- Related Party for information regarding a Securities Purchase Agreement entered into on December 31, 2012, with Sportify, Inc., a Nevada corporation, and its shareholders, Sabas Carrillo, an individual, and James Pakulis, an individual and one of the Company’s officers and directors.

See Note 15. Notes Payable- Related Party for information regarding an unsecured demand note whereby during the nine months ended September 30, 2014, James Pakulis, one of the Company’s officers and directors, loaned the Company $41,497.

SEARCHCORE, INC.

Notes to the Consolidated Financial Statements

September 30, 2014

Unaudited

Note 21. Commitments And Contingencies

The Company’s executive offices are located in Tyler, Texas, at 500 N Northeast Loop 323, Tyler, Texas. The parcel is approximately a 1.8-acre tract of land. Pursuant to the terms of the lease, rent is $2,500 per month for 37 months. The Company is confident that this commercial space will provide adequate space to meet its needs and provide for future growth.

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

Set forth below is a summary of current obligations as of September 30, 2014 comprised exclusively of the rental lease obligations to make future payments due by the period indicated below:

Rhome, Texas Retail Center	Minimum Payments	Monthly Base Rent
2014	$3,900	$1,300
2015	$15,600	$1,300
2016	$1,300	$1,300

Tyler, Texas Retail Center	Minimum Payments	Monthly Base Rent
2014	$7,500	$2,500
2015	$30,000	$2,500
2016	$30,000	$2,500
2017	$12,500	$2,500

Jacksboro, Texas Retail Center	Minimum Payments	Monthly Base Rent
2014	$3,324	$1,108
2015	$13,296	$1,108

Mt. Pleasant, Texas Retail Center	Minimum Payments	Monthly Base Rent
a2014	$7,500	$2,500
a2015	$30,000	$2,500
a2016	$15,000	$2,500

SEARCHCORE, INC.

Notes to the Consolidated Financial Statements

September 30, 2014

Unaudited

Note 22. Warrants

As of September 30, 2014, there were 598,939 common stock purchase warrants outstanding. The following table summarizes information about common stock warrants outstanding at September 30, 2014.

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Exercise Price Average	Number Exercisable	Weighted Average Exercise Price
$4.00	250,000	0.05	$1.67	250,000	$1.67
0.061	348,939	2.88	0.04	348,939	0.04
$0.061 - $4	598,939	2.93	$1.71	598,939	$1.71

Note 23. Subsequent Events

The Company evaluated its September 30, 2014 financial statements for subsequent events through November 13, 2014, the date the financial statements were available to be issued.

KBM Worldwide Inc.

On October 20, 2014, we entered into a Securities Purchase Agreement with KBM Worldwide, Inc., pursuant to which we sold to KBM a 8% Convertible Promissory Note in the original principal amount of $83,000 (the “Note”). The Note has a maturity date of July 22, 2015, and is convertible after 180 days into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%).“Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium as follows: (a) between 0 and 30 days after issuance – 109% of the principal amount and any accrued and unpaid interest; (b) between 31 and 60 days after issuance – 114% of the principal amount and any accrued and unpaid interest; (c) between 61 and 90 days after issuance – 120% of the principal amount and any accrued and unpaid interest; (d) between 91 and 120 days after issuance – 124% of the principal amount and any accrued and unpaid interest; and (e) between 121 days and 180 days after issuance – 130% of the principal amount and any accrued and unpaid interest. The purchase and sale of the Note closed on October 28, 2014, the date that the purchase price was delivered to us.

Asher Enterprises, Inc.

On October 27, 2014, we repaid the promissory note to Asher Enterprises, Inc., that on May 1, 2014, we entered into in connection with a Securities Purchase Agreement, pursuant to which we sold Asher an 8% Convertible Promissory Note in the original principal amount of Forty Seven Thousand Five Hundred Dollars ($47,500) (the “Note”). We repaid the entire principal balance of the Note, plus accrued interest and a prepayment premium, in the amount of Sixty Eight Thousand Two Hundred and Seventeen Dollars and Eighty One Cents ($68,217.81).

Platinum Technology Ventures, LLC

On May 19, 2014, we sold the domain names listed in our Current Report on Form 8-K dated May 12, 2014, and filed with the Commission on May 23, 2014, to Platinum Technology Ventures, LLC. In connection with Platinum’s acquisition of those domain names, and to assist in its operations, we agreed to loan Platinum Fifteen Thousand Dollars ($15,000) per month for six (6) months, for an aggregate loan of Ninety Thousand Dollars ($90,000). Platinum was obligated to begin repaying this loan seven (7) months after it was issued, and its repayment obligations will continue for the following six (6) months.

SEARCHCORE, INC.

Notes to the Consolidated Financial Statements

September 30, 2014

Unaudited

After making payments to Platinum in the sum of Forty Five Thousand Dollars ($45,000), on October 28, 2014, we entered into a Waiver and Mutual Release, pursuant to which both parties agreed to release one another from any and all rights and liabilities arising under the promissory note pertaining to the operating expense payments. Accordingly, we have no continuing obligation to make operating expense payments to Platinum, and Platinum has no obligation to repay the monies already paid.

LG Capital Funding, LLC

On October 29, 2014, we entered into a Securities Purchase Agreement with LG Capital Funding, LLC (“LG Capital”), pursuant to which we sold to LG Capital an 8% Convertible Promissory Note in the original principal amount of $105,000 (the “Note”). The Note has a maturity date of October 29, 2015, and is convertible after 180 days into our common stock at a forty two percent (42%) discount from the lowest trading price of our common stock, as reported by any exchange upon which our common stock is then traded, for the ten (10) trading days prior to our receipt of notice from the Note holder to exercise this conversion feature. The conversion price shall be subject to a minimum conversion price of $0.0001 per share (the “floor price”), but in the event that the floor price is triggered, the conversion discount shall increase from forty two percent (42%) to fifty two (52%), calculated against the floor price. Interest accrued on the Note shall be payable in shares of our common stock, calculated using the same conversion formula. The Note can be prepaid by us at a premium as follows: (a) between 0 and 90 days after issuance – 120% of the principal amount; (b) between 91 and 150 days after issuance – 130% of the principal amount; (c) between 151 and 180 days after issuance – 140% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on October 31, 2014, the date that the purchase price was delivered to us.

On November 5, 2014, we repaid the promissory note to LG Capital Funding, LLC, that on May 16, 2014, we entered into in connection with a Securities Purchase Agreement, pursuant to which we sold LG Capital an 8% Convertible Promissory Note in the original principal amount of One Hundred Five Thousand Dollars ($105,000). We repaid the entire principal balance of the Note, plus accrued interest and a prepayment premium in the amount of One Hundred and Fifty Thousand Nine Hundred Twelve Dollars ($150,912).

Ghost Management Group, LLC

On December 11, 2012, we entered into an Agreement and Plan of Reorganization, pursuant to which we sold our finder site, Weedmaps.com. Pursuant to the terms of the sale and as partial consideration, we received a Secured Promissory Note in the original principal amount of Three Million Dollars ($3,000,000). Pursuant to the Note, we are to receive (i) Two Hundred Fifty Thousand Dollars ($250,000) on January 15, 2013 (which payment date was extended to January 31, 2013), which was received; (ii) One Hundred Thousand Dollars ($100,000) each month beginning on February 25, 2013, and continuing on the twenty fifth (25th) of each month thereafter for a total of twenty eight (28) months, which payments for February 2013 through October 2014 were received; and (iii) Sixteen Thousand Five Hundred Dollars ($16,500) on July 25, 2015.

On November 5, 2014, we entered into a First Amended to Secured Promissory Note with Ghost Management Group, LLC—the current obligor under the Note. Pursuant to this amendment, Ghost Management made a principal payment of One Hundred Thousand Dollars ($100,000) on November 4, 2014, which represented the payment that would otherwise have been due on May 25, 2015. In consideration for accelerating this payment, we agreed to waive the final payment of Sixteen Thousand Five Hundred Dollars ($16,500) that would have been due on July 25, 2015. All other payment obligations under the Note remain unchanged, and accordingly, we will receive six (6) more payments of One Hundred Thousand Dollars on the 25th of each month between November 25, 2014, and April 25, 2014.

ITEM 2  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We have expanded into the manufactured housing industry. Specifically, we are concentrating on the manufactured home retail center sector of the industry. We have three retail centers located in the state of Texas in the following cities: Rhome, Tyler, and Jacksboro; and we have signed a lease in anticipation to open our fourth retail center in Mount Pleasant. The retail centers are operated by our wholly owned subsidiary, Wisdom Homes Of America, Inc. In conjunction with the above, we are continuously seeking opportunities within the manufactured housing industry in order to increase revenues.

The strategic reasons for concentrating our efforts and resources in the manufactured housing industry include our management’s experience in locating, opening and operating manufactured home retail centers.

Why We Entered The Manufactured Housing Industry – We entered the manufactured housing industry because we believe the industry offers a unique opportunity to assist a large number of potential homebuyers acquire an affordable house. Given the events that have transpired in the manufactured housing industry over the past 5 years, including contractions and consolidations with manufacturers and retailers, we believe the industry is fragmented and disjointed, which has resulted in a marketable decline in the number of manufacturers and retails. Nevertheless, there has been a steady increase in the number of manufactured homes sold in the US since 2011. With the decline in the number of retailers, and recent improving economic indicators, we believe there is a favorable opportunity to enter into the marketplace.

Why We Have Used Micro Financing To Finance Our Transition – Beginning in June 2013 and continuing through November 2014, we have entered into various promissory notes and convertible promissory notes with third party lenders. The aggregate amount of debt capital raised by us through micro financing is approximately $1.2 million, which includes $390,880 in amounts that we have already repaid in full. Subsequent to the quarter ending September 30, 2014 we paid off a total of $219,130 in promissory notes and raised an additional $188,000. These third party firms, for the most part, focus on lending to small public companies. The availability of such micro lenders has played an important and vital role in our operations by providing us with the ability to raise debt capital based upon our operational needs. While no assurance can be given, we believe that these lenders will continue to be available to us. Finally, as referenced above, we opened our first manufactured home retail center during the first quarter 2014 and by the third quarter 2014 had generated revenue of $402,000 from the sale of manufactured homes. In light of our past performance, we believe that we will be able to raise debt and/or equity capital on more favorable terms as we continue to grow.

Why We Have Increased The Number Of Recent Press Releases – Beginning in September 2014 we increased the number of press releases issued. Given our recent developments and, in particular, focus solely in the manufactured housing retail industry, we want to keep our shareholders and the public abreast of our developments during this time of change and growth. We anticipate higher than normal issuance of press releases for the indefinite future.

How Are We Financing Our Inventory – Our ability to finance our inventory of manufactured homes is an important component to our growth and operations. There are two ways in which we sell manufactured homes: the first is from our inventory of manufactured homes that are located at one of our retail centers and the second is directly from the factory. In each case, we become responsible for the full value of a manufactured home upon possession, which highlights the importance of our flooring line in our growth and operations. During the second quarter 2014, we entered into a flooring line agreement with a related party to our manufactured home supplier allowing us to place orders, in the aggregate, for manufactured homes of up to approximately $1 million in value. The flooring line was increased during October 2014 to $2 million. We anticipate that we will continue to increase our existing flooring line or obtain other flooring lines as we increase sales.

How Are We Financing Our Retail Centers – To date, we have financed new retail centers with funds we received through the issuance of promissory notes, and to a lesser extent, revenues generated from ongoing operations. We believe that as revenue from the sale of manufactured homes continues to grow, we will be able to raise debt and/or equity capital on more favorable terms in order to finance the opening of additional retail centers.

Our Recent Milestones

Retail Centers Opened – In February 2014 we opened our first retail center in Rhome, Texas. Our second retail center in Tyler, Texas, opened in April 2014, and our third retail center in Jacksboro, Texas, opened in May 2014. We signed a lease in July 2014 in anticipation to open our fourth retail center in Mount Pleasant, Texas. In general, we believe it will take six to nine months from the time we open a retail center to have it operating at its full sales capacity. During this time, we hire appropriate staff, build an inventory and method for delivering manufactured homes in the area, establish our sales pipeline, and begin sales.

We Are Meeting Our Financing Requirements – We anticipate that each retail center will require approximately $75,000 in costs to open, and will require a flooring line of approximately $600,000 for purchasing inventory. To date, we have established approximately $2 million in inventory financing, which is adequate to meet our current inventory financing needs. As we continue to grow our sales, we believe that the funds available to us for the purposes of financing our inventory will increase.

We Are Increasing Our Pending Sales Transactions – We generated $402,000 in revenue from the sale of manufactured homes during the nine months ended September 30, 2014. As of September 30, 2014, we had a total of 25 manufactured homes at our retail centers and 22 pending transactions.

Our Inventory Ordered – In August 2014 we received an inventory of 13 manufactured homes and placed an order to acquire 15 more. In September 2014, we received the 15 manufactured homes ordered in August and placed an order for 12 additional homes. In October 2014, we began to receive the manufactured homes ordered in September and placed an order for an additional 15 manufactured homes, with an option to purchase 7 more.

Three and Nine Months Ended September 30, 2014 compared to the Three and Nine Months Ended September 30, 2013

Results of Operations

Revenue

Our sales, cost of sales, operating expenses and operating loss for the three and nine months ended September 30, 2014, compared to the three and nine months ended September 30, 2013, were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Sales	$351,543	$-	$401,916	$-
Cost of sales	276,523	-	301,770	-
SG&A expenses	664,248	683,454	1,234,192	1,860,747

Operating loss	$(589,228)	$(683,454)	$(1,134,046)	$(1,860,747)

On May 19, 2014, we sold ManufacturedHomes.com along with all of the associated domain names and intellectual property associated with the operations of the website. As a result of our sale of the ManufacturedHomes.com-related domain names and associated intellectual property, we have terminated employees that previously worked in our Las Vegas, Nevada, office in connection with the development and operation of these domain names. We also did not renew our lease for the Las Vegas office, which expired in April 2014. These changes, taken together with the reduction in our debt associated with the domain names by the buyers, have significantly reduced our overhead expenses. Furthermore, in conjunction with the sale of ManufacturedHomes.com, we discontinued the operations of VerticalCore Solutions, Inc., VerticalCore Technologies, Inc., and VerticalCore Media, Inc., which previously oversaw the operations of ManufacturedHomes.com and our former Las Vegas office. For comparative purposes, all prior periods presented have been restated to reflect the reclassification of these entities to discontinued operations on a consistent basis. The sale of ManufacturedHomes.com marks the Company’s complete exit from the finder site business. See Note 4. Asset Sale and Note. 11. Discontinued Operations in the footnotes to the financial statements herewith for more information.

Sales for the three and nine months ended September 30, 2014, consisted of sales of manufactured homes at our model home retail centers in Texas. For the three and nine months ended September 30, 2013, all revenue from our finder sites, including Tattoo.com, to whom we previously provided marketing services, have been restated to reflect the reclassification of these entities to discontinued operations on a consistent basis. At September 30, 2014, we had $1,364,000 in manufactured home inventory at our model home retail centers located in Tyler and Jacksboro, Texas. Our current sales are using the flooring credit line we have with our existing inventory flooring company.

We expect that as our manufactured home inventory continues to grow as a result of the increase in our flooring credit line, we will also see a corresponding increase in our sales. To date, we have experienced some delays in the increase of our sales primarily due to our limited flooring credit line and the limited number of model homes at our retail centers. During the quarter ended September 30, 2014, we began to resolve these issues, primarily through increases in our inventory flooring line.

Operating Expenses

Operating Expenses - Our operating expenses increased during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, in general because of our efforts to expand our operations into the manufactured home retail center industry. Our operating expenses decreased during the nine months ended September 30, 2014, as compared to the nine months ended September 30, 2013 because we have decreased amounts spent on salaries and employee benefits, insurance costs, and consulting and programmers fees following the sale of our finder sites.

Salaries And Employee Benefits - During the three and nine months ended September 30, 2014 and 2013, salaries and employee benefits were $65,034 and $373,504, respectively, and $362,843 and $953,673, respectively. The significant decrease in salaries and employee benefits was because we decreased the number of technology specialists, including the number of programmers and engineers whose responsibilities included, but were not limited to, developing software and finder sites. This was accompanied by significant decreases in amounts spent related to the operations of our former finder sites, including coders, designs and sales staff.

Professional Fees - During the three and nine months ended September 30, 2014 and 2013, professional fees were $484,827 and $657,875, respectively, and $279,593 and $639,931, respectively. The increase during the three and nine months ended September 30, 2014 as compared to 2013 was a result of a slight increase in spending on consulting, business development and professional fees related to our efforts to expand our operations in Texas serving the manufactured home industry.

General And Administrative Expenses - During the three and nine months ended September 30, 2014 and 2013, general and administrative expenses were $82,965 and $136,651 respectively, and $31,257 and $204,068 respectively. The increase during the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 is attributable to increases in amounts spent on rent and lease payments at our retail centers in Texas, increases in office and travel expenses, and to a lesser extent, amounts spent on marketing and advertising. The decrease during the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 are primarily attributable to decreases in spending on marketing and advertising related to our former finder site businesses, and to a lesser extent, decreases in noncash amortization expense.

Liquidity and Capital Resources

Our cash, current assets, intangible assets, total assets, current liabilities, and total liabilities as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014 (unaudited)	December 31, 2013 (audited)	Percentage Change

Cash	$117,000	$93,000	25.8%
Total current assets	2,712,000	1,412,000	92.1%

Intangible assets:
Domain names	144,000	421,000	(65.8)%
Total intangible assets	144,000	421,000	(65.8)%

Total assets	4,506,000	3,383,000	33.2%

Total current liabilities	4,037,000	2,589,000	55.9%
Total long term liabilities	199,000	776,000	(74.4)%
Total liabilities	$4,236,000	$3,365,000	(25.9)%

Our intangible assets at September 30, 2014 consisted of the domain names www.TravelTrailer.com and www.ToyHaulers.com and the advertising rights pursuant to our sale of www.ManufacturedHomes.com. Our intangible assets decreased by $275,000 as a result of our sale of the following domain names: www.ManufacturedHome.com, www.ManufacturedHomes.com www.ManufacturedHouse.com, www.ManufacturedHomes.net, and www.ModularHomes.com. Pursuant to the terms of the sale, the buyer assumed all of our obligations under the Lease Agreement we had with Domain Capital, LLC. See Financial Statements, Note 4. Asset Sale for more information.

Our current liabilities increased by $1,448,000, from $2,589,000 at December 31, 2013 to $4,037,000 at September 30, 2014, primarily as a result of $864,000 in additional loans and $1,393,200 in our flooring credit line, which was offset by $390,900 in payments on notes payable and our recent sale of domain names, and to a lesser extent, $244,000 in reduction of our federal taxes payable as a result of utilizing our net operating losses, as well as for $440,000 that had been accrued during 2013 for consulting services that we paid in noncash stock based payments.

Our total long-term liabilities decreased by $577,000, from $776,000 at December 31, 2013 to $199,000 at September 30, 2014, primarily as a result the Assignment Agreement with a third party entity pursuant to which we assigned and transferred the premium domain names Karate.com and Rodeo.com along with the associated $400,000 in debt, the sale of ManufacturedHomes.com and the associated domain names and intellectual property pursuant to which the buyer assumed all of our obligations under the Lease Agreement we had with Domain Capital, LLC, which included $96,000 in long term debt, and to a lesser extent, reclassifying noncurrent debt to current. See Financial Statements, Note 4. Asset Sale for more information.

During the nine months ended September 30, 2014, we recognized a non-cash gain of $847,400 on the sale of ManufacturedHomes.com, the associated domain names and intellectual property. See Financial Statements, Note 4. Asset Sale for more information.

Cash Requirements

We had approximately $116,600 in cash and cash equivalents as of September 30, 2014. Our operating loss for the nine months ended September 30, 2014 was $1,134,000. We had net loss for the nine months ended September 30, 2014 of $524,700 which was based on a non-cash, one-time gain on the sale of ManufacturedHomes.com and the associated intellectual property. We had a working capital deficit of approximately $1.33 million at September 30, 2014. During the nine months ended September 30, 2014, our principal source of liquidity was cash generated from our then-current operations, cash received pursuant to notes payables with third parties, as well as payments we received pursuant to the sale of the finder site Weedmaps.com, which during the nine months ended September 30, 2014, totaled $900,000 and, pursuant to a First Amendment to secured Promissory Note dated November 5, 2014, will result in additional payments totaling $300,000 during the year ending December 31, 2014, and $400,000 during the year ending December 31, 2015, which are reflected in our statements of cash flows under the section changes in operating assets and liabilities: Other assets & note receivables. At our current burn rate, our current level of revenue generated from operations, our cash on hand, together with the $100,000 per month that we will receive pursuant to the sale of our finder site Weedmaps.com, is insufficient to cover our monthly expenses. We have had to, and will continue to, seek financing in the form of debt or stock sales to finance our operations until we reach break-even.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $428,600 for the nine months ended September 30, 2014, as compared to net cash used in operating activities of $507,600 for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, the net cash used by operating activities consisted primarily of net loss of $524,700, which included a one-time non-cash gain of $847,400 on the sale of ManufacturedHomes.com and the associated intellectual property, non-cash expense of $695,000 in stock based compensation, non-cash expense of $22,200 in stock issued as additional interest expense, a $343,700 loss related to discontinued operations, and a decrease in accounts payable and accrued liabilities of $397,800, an increase in prepaid expenses and deposits of $293,900, plus non-cash amortization and depreciation expense of $1,500 and $3,900, respectively. For the nine months ended September 30, 2013, the net cash used by operating activities consisted primarily of a net loss of $2,009,600 which included a $163,900 loss related to discontinued operations, and a slight increase in accounts payable and accrued liabilities of $27,500, a decrease in prepaid expenses and deposits of $273,900, plus non-cash amortization and depreciation expense of $107,400 and $6,700, respectively.

Investments

During the nine months ended September 30, 2014, we had $21,100 cash flows from investing activities as compared to $117,200 for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, the net cash used in investing activities was primarily related to purchases of computers, office furniture and other equipment for our retail centers in Texas.

Financing

We had net cash from financing activities of $473,100 for the nine months ended September 30, 2014, as compared to net cash from financing activities of $151,000 for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, our net cash used in financing activities consisted of payments on notes payable, which were offset by new convertible notes from third parties, in addition to a $41,500 demand note from James Pakulis, one of our officers and directors. For the nine months ended September 30, 2013, our net cash used in financing activities consisted of payments on notes payable related to our domain name acquisitions as well as payments on notes payable, which were offset by new convertible notes from third parties.

Debt Instruments, Guarantees, and Related Covenants

We have no disclosure required by this Item.

Critical Accounting Estimates

Goodwill

In accordance with Goodwill and Other Intangible Assets, goodwill is defined as the excess of the purchase price over the fair value assigned to individual assets acquired and liabilities assumed and is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis in our fourth fiscal quarter or more frequently if indicators of impairment exist. The performance of the test involves a two-step process. The first step of the impairment test involves comparing the fair value of our reporting units with each respective reporting unit's carrying amount, including goodwill. The fair value of reporting units is generally determined using the income approach. If the carrying amount of a reporting unit exceeds the reporting unit's fair value, the second step of the goodwill impairment test is performed to determine the amount of any impairment loss. The second step of the goodwill impairment test involves comparing the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. No amortization is recorded for goodwill with indefinite useful life. No goodwill impairment was recognized during the nine months ended September 30, 2014 and 2013, respectively.

Intangible Assets

In accordance with Goodwill and Other Intangible Assets, intangible assets that are determined not to have an indefinite useful life are subject to amortization. We amortize intangible assets using the straight-line method over their estimated useful lives.

Impairment of Long-Lived and Intangible Assets

In accordance with Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess the recoverability of the long-lived and intangible assets by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets. No impairment of intangible assets was recognized during the nine months ended September 30, 2014, and no impairment of long-lived assets was recognized during the nine months ended September 30, 2014.

Net Loss

For the nine months ended September 30, 2014, we had an operating loss of $ 1,134,000. We had net loss for the nine months ended September 30, 2014, of $524,700 which was based on a one-time non-cash gain on the sale of ManufacturedHomes.com and the associated intellectual property. For the nine months ended September 20, 2013, we had a net loss of $2,009,600. The operating loss we experienced during the nine months ended September 30, 2014, was a result of our efforts to expand our operations in the manufactured home retail center business.

ITEM 3  Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4  Controls and Procedures

(a)  Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b)  Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In April 2014, a former employee filed a complaint against us, several of our wholly-owned subsidiaries, and James Pakulis, one of our Directors and our President and Chief Executive Officer, in the Orange County Superior Court. The claims include disability discrimination, failure to accommodate, retaliation, wrongful termination, unpaid wages, overtime, failure to provide meal and rest periods, failure to provide accurate wage statements, unfair business practices and failure to reimburse for reasonable business expenses. Discovery is underway. Under California law, an employee is entitled to recover legal fees and costs if a claim for overtime and/or minimum wage is successful, and thus the claim is currently in excess of $200,000. We believe most, if not all, of the claims are without merit and are vigorously defending the case.

ITEM 1A  Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2  Unregistered Sales of Equity Securities and Use of Proceeds

KBM Worldwide, Inc.

On July 9, 2014, we entered into a Securities Purchase Agreement with KBM Worldwide, Inc., pursuant to which we sold to KBM a 8% Convertible Promissory Note in the original principal amount of $53,000 (the “Note”). The Note has a maturity date of April 14, 2015, and is convertible after 180 days into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the lowest Trading Price for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium as follows: (a) between 0 and 30 days after issuance – 109% of the principal amount and any accrued and unpaid interest; (b) between 31 and 60 days after issuance – 114% of the principal amount and any accrued and unpaid interest; (c) between 61 and 90 days after issuance – 120% of the principal amount and any accrued and unpaid interest; (d) between 91 and 120 days after issuance – 124% of the principal amount and any accrued and unpaid interest; and (e) between 121 days and 180 days after issuance – 130% of the principal amount and any accrued and unpaid interest. The purchase and sale of the Note closed on July 14, 2014, the date that the purchase price was delivered to us.

The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

Typenex Co-Investment, LLC

On July 18, 2014, we entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC, pursuant to which we sold to Typenex a 10% Convertible Promissory Note in the original principal amount of $85,500 (the “Note”), which reflected an original issue discount of $7,500 and legal fees of $3,000. The Note has a maturity date of June 23, 2015, and is convertible after 180 days into our common stock at $0.075 per share (the “Conversion Price”). The Conversion Price is subject to adjustment downward if we issue our common stock at a lower price prior to any conversion. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium of 125% of the principal amount and any accrued and unpaid interest. The purchase and sale of the Note closed on July 23, 2014, the date that the purchase price was delivered to us.

The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

KBM Worldwide, Inc.

On August 26, 2014, we entered into a Securities Purchase Agreement with KBM Worldwide, Inc., pursuant to which we sold to KBM a 8% Convertible Promissory Note in the original principal amount of $47,500 (the “Note”). The Note has a maturity date of May 28, 2015, and is convertible after 180 days into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium as follows: (a) between 0 and 30 days after issuance – 109% of the principal amount and any accrued and unpaid interest; (b) between 31 and 60 days after issuance – 114% of the principal amount and any accrued and unpaid interest; (c) between 61 and 90 days after issuance – 120% of the principal amount and any accrued and unpaid interest; (d) between 91 and 120 days after issuance – 124% of the principal amount and any accrued and unpaid interest; and (e) between 121 days and 180 days after issuance – 130% of the principal amount and any accrued and unpaid interest. The purchase and sale of the Note closed on August 28, 2014, the date that the purchase price was delivered to us.

The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

Convertible Notes

On September 8, 2014, we entered into a Securities Purchase Agreement and issued a Convertible Promissory Note to each of two investors. The Notes are each in the original principal amount of $35,000, pay interest at the rate of 8% per annum, and have a maturity date of September 7, 2015. The Notes may be prepaid by us at any time for a premium of 120% of the principal amount and any accrued and unpaid interest. The Notes are convertible into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 62% multiplied by the Market Price (as defined herein) (representing a discount rate of 38%), but no more than $0.06 per share. “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the five Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the VWAP value as posted on Bloomberg. The “Fixed Conversion Price” shall mean $0.0005. The shares of common stock issuable upon conversion of the Notes will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The purchase and sale of the Notes closed on September 9, 2014, the date that the purchase price was delivered to us.

The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

Stock for Services

On September 9, 2014, we issued 350,000 shares of our common stock, restricted in accordance with Rule 144, to a third-party for services rendered pursuant to a professional services agreement. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the party was sophisticated and familiar with our operations, and there was no solicitation in connection with the offering.

On September 9, 2014, we issued 3,333,333 shares of our common stock, restricted in accordance with Rule 144, to a third-party for services rendered pursuant to the Consulting Agreement. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the party was sophisticated and familiar with our operations, and there was no solicitation in connection with the offering.

On September 11, 2014, we issued 250,000 shares of our common stock, restricted in accordance with Rule 144, to a third-party for services rendered pursuant to a memorandum of understanding. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the party was sophisticated and familiar with our operations, and there was no solicitation in connection with the offering.

On September 17, 2014, we issued 1,000,000 shares of our common stock, restricted in accordance with Rule 144, to Merriman Capital, Inc., an investment banking firm, in satisfaction of an invoice for services rendered in the amount of $59,000, or $0.059 per share. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the party was sophisticated and familiar with our operations, and there was no solicitation in connection with the offering.

ITEM 3  Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4  Mine Safety Disclosures

Not applicable.

ITEM 5  Other Information

There have been no events which are required to be reported under this Item.

ITEM 6  Exhibits

(a)  Exhibits

2.1 (1)	Agreement and Plan of Reorganization dated December 11, 2012

2.2 (1)	Securities Purchase Agreement dated December 31, 2012

3.1 (1)	Amended and Restated Articles of Incorporation of General Cannabis, Inc.

3.2 (1)	Certificate of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of General Cannabis, Inc.

10.1 (2)	Securities Purchase Agreement dated July 9, 2014

10.2 (2)	Convertible Promissory Note dated July 9, 2014

10.3 (3)	Securities Purchase Agreement dated July 18, 2014

10.4 (3)	Convertible Promissory Note dated July 18, 2014

10.5 (4)	Securities Purchase Agreement dated August 26, 2014

10.6 (4)	Convertible Promissory Note dated August 26, 2014

10.7 (5)	Form of Securities Purchase Agreement dated September 8, 2014

10.8 (5)	Form of Convertible Promissory Note dated September 8, 2014

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Lables Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

(1)  Incorporated by reference from our Registration Statement on Form 10 dated January 29, 2013 and filed with the Commission on January 30, 2013.

(2)  Incorporated by reference from our Current Report on Form 8-K dated July 15, 2014 and filed with the Commission on July 18, 2014.

(3)  Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on July 24, 2014.

(4)  Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on September 3, 2014.

(5)  Incorporated by reference from our Current Report on Form 8-K dated September 9, 2014 and filed with the Commission on September 10, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SearchCore, Inc.

Dated: November 13, 2014		/s/ James Pakulis
	By:	James Pakulis
	Its:	President and Chief Executive Officer

