Form 10-K
period 2014-12-31
Wisdom Homes of America, Inc.
filed 2015-03-30
CIK 1281198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to _____________.

Commission file number 000-51225

Wisdom Homes of America, Inc.

(Exact name of registrant as specified in its charter)

Nevada	43-2041643
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 North Northeast Loop 323 Tyler, TX	75708
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (800) 727-1024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,491,684 based on the closing price of $0.0502 on June 30, 2014. The voting stock held by non-affiliates on March 25, 2015, consisted of 29,714,815 shares of common stock.

Applicable Only to Registrants Involved in Bankruptcy Proceedings During the Preceding Five Years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

(Applicable Only to Corporate Registrants)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. As of March 25, 2015, there were 57,702,105 shares of common stock, par value $0.001, issued and outstanding.

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

WISDOM HOMES OF AMERICA, INC.

FORM 10-K ANNUAL REPORT

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

ITEM 1 – BUSINESS

Corporate Information

Wisdom Homes Of America, Inc. was formed on July 14, 2003 in the State of Nevada as Tora Technologies, Inc. On November 21, 2006, we changed our name to Makeup.com Limited, on January 29, 2010, we changed our name to LC Luxuries Limited, on November 5, 2010, we changed our name to General Cannabis, Inc., and on January 6, 2012, we changed our name to SearchCore, Inc. Most recently, on March 3, 2015, we changed our name to Wisdom Homes of America, Inc.

Our corporate headquarters are located at 500 North Northeast 323 Loop, Tyler, TX 75708. Our website is www.wisdomhomesofamerica.com. Information contained on our website is not incorporated into and does not constitute any part of this Form 10-K.

Description of Business

We open and operate manufactured home retail centers. We have four retail centers located in the state of Texas in the following cities: Rhome, Tyler, Mount Pleasant and Jacksboro. The retail centers are operated by our wholly owned subsidiary, Wisdom Manufactured Homes Of America, Inc. We are continuously seeking ancillary opportunities within the manufactured housing industry to increase our revenues.

Recent Developments

In early 2014 we transitioned Wisdom Homes of America, Inc. into the manufactured home retail industry. During 2014 we (i) sold our finder site www.manufacutedhomes.com and the associated intellectual property, (ii) entered into an Assignment Agreement with a third party entity pursuant to which we assigned and transferred to the assignee the premium domain names Karate.com and Rodeo.com along with the associated $400,000 in debt, and (iii) we discontinued the operations of our wholly-owned subsidiaries that had operations related to our prior finder site business. See Note 11. Discontinued Operations in the notes to the financial statements filed herewith as part of this Form 10-K.

The strategic reasons for concentrating our efforts and resources in the manufactured housing industry include a growing number of manufactured home buyers and advancements in the manufactured home building process resulting in a significantly higher quality product and affordability.

Recent Divestitures

Sale of ManufacturedHomes.com Finder Site and other URL’s

On May 19, 2014, we sold the following domain names:

www.ManufacturedHome.com,

www.ManufacturedHomes.com,

www.ManufacturedHouse.com,

www.ManufacturedHomes.net, and

www.ModularHomes.com.

The domain names were sold to Platinum Technology Ventures, LLC, an entity owned and controlled by Brad Nelms, formerly our Chief Strategy Officer. As consideration for the sale of the domain names, we received a non-recourse secured promissory note in the amount of One Million Dollars ($1,000,000), and Platinum assumed all of our obligations under the Lease Agreement we had with Domain Capital, LLC, with the exception of our responsibility to make monthly lease payments for the first six months after the closing of the transaction. We also received lifetime “gold” or equivalent membership levels on any manufactured home website owned or operated by Platinum. In connection with the transaction, Brad Nelms’ employment with us ceased. In order to assist Platinum in its operations, we agreed to loan it Ninety Thousand Dollars ($90,000) over six months. After making payments to Platinum in the sum of Forty Five Thousand Dollars ($45,000), on October 28, 2014, we entered into a Waiver and Mutual Release, pursuant to which both parties agreed to release one another from any and all rights and liabilities arising under the promissory note pertaining to the operating expense payments. Accordingly, we have no continuing obligation to make operating expense payments to Platinum, and Platinum has no obligation to repay the monies already paid.

Two additional domain names are subject to the Lease Agreement with Domain Capital, LLC, namely www.TravelTrailer.com and www.ToyHaulers.com. Upon satisfaction of the payment obligations under the Lease Agreement, those domains will be transferred back to us.

Sale of WeedMaps

On December 11, 2012, we entered into an Agreement and Plan of Reorganization by and among us and our wholly owned subsidiary, WeedMaps Media, Inc., a Nevada corporation, on the one hand, and RJM BV, a Dutch corporation, on the other hand. Pursuant to the Reorganization Agreement, upon the closing of the transaction, we sold WeedMaps to RJM in exchange for (a) Three Million Dollars ($3,000,000), represented by a secured promissory note, (b) the assumption by RJM of all of our various obligations to Douglas Francis, Justin Hartfield, and Keith Hoerling, and the assumption of our office lease in Newport Beach, California, and (c) Seven Hundred Fifty Thousand Dollars ($750,000) in cash (of which we withheld Five Hundred Thousand Dollars ($500,000) from the WeedMaps cash balance at the closing and Two Hundred Fifty Thousand Dollars ($250,000) of which was to be paid to us on January 15, 2013, before the due date was extended to January 31, 2013, which payment we did receive). The closing of the sale took place on December 31, 2012.

As partial consideration under the Reorganization Agreement, RJM delivered a Secured Promissory Note in the original principal amount of Three Million Dollars ($3,000,000). The Note is secured by certain assets according to the terms of a Pledge and Security Agreement, which assets include all of the assets of WeedMaps Media, including but not limited to the URL known as www.weedmaps.com. Pursuant to the Note RJM will make the following payments: (1) Two Hundred Fifty Thousand Dollars ($250,000) on January 15, 2013 (which payment date was extended to January 31, 2013 and which payment we did receive); One Hundred Thousand Dollars ($100,000) each month beginning February 25, 2013 and continuing on the twenty fifth (25th) of each month thereafter for a total of twenty eight (28) months, which payments we have received timely as they came due. We negotiated with the Noteholder and accelerated one payment of $100,000 in exchange for eliminating the last payment of $16,500. Interest shall accrue on the outstanding principal amount on an annual basis at a rate of One and One Hundredth Percent (1.01%).

As further consideration under the Reorganization Agreement, RJM delivered documents sufficient (i) to transfer all of the obligations that we owed to Justin Hartfield arising out of the Global Securities Purchase, Consulting, and Resignation Agreement by and between us, WeedMaps, and Hartfield dated as of July 31, 2012, to RJM and to release us from all said obligations thereunder; (ii) to transfer all of the obligations that we owed to Douglas Francis arising out of the Global Securities Purchase and Resignation Agreement by and between us, WeedMaps, and Francis dated as of July 31, 2012, to RJM and to release us from all said obligations thereunder; (iii) to transfer all of the obligations that we owed to Keith Hoerling arising out of the Global Securities Purchase Agreement by and between us, WeedMaps, and Hoerling dated August 14, 2012, to RJM and to release us from all said obligations thereunder; (iv) for RJM to assume all of our obligations under that certain Office Lease Agreement by and between us and Redstone Plaza, LLC dated January 17, 2011; and (v) for RJM to assume all of our obligations under certain additional material agreements set forth on Schedule 2.1.16 of the Reorganization Agreement.

As further consideration under the Reorganization Agreement, we, along with our President and Chief Executive Officer James Pakulis, and Brad Nelms, an employee of Wisdom Homes, entered into a Non-Competition Agreement whereby the bound parties agreed that they (i) will not disclose certain confidential information regarding the business of WeedMaps; (ii) will not compete with the business of WeedMaps; (iii) will not solicit, advise, provide or sell, directly or indirectly, any services or products of the same or similar nature to services or products of the business of WeedMaps, to any client or prospective client of WeedMaps; (iv) will not solicit, request or otherwise attempt to induce or influence, directly or indirectly, any present client, distributor or supplier, or prospective client, distributor or supplier, of WeedMaps, to cancel, limit or postpone their business with WeedMaps, or otherwise take action which might be to the disadvantage of WeedMaps; and (v) will not hire or solicit for employment, directly or indirectly, or induce or actively attempt to influence, any employee, officer, director, agent, contractor or other business associate of WeedMaps (excluding employees prior to December 31, 2012), to terminate his or her employment or discontinue such person’s consultant, contractor or other business association with WeedMaps. The business of WeedMaps is defined in the Non-Competition Agreement as internet search and website operation for the medicinal cannabis industry.

Similarly, RJM, Douglas Francis, Justin Hartfield, and Keith Hoerling entered into a Non-Competition Agreement whereby they agreed not to compete with our business, described in the Non-Competition Agreement as internet search, internet advertising, and website operation for (a) the recreational sports industry, (b) the prefabricated housing industry, (c) the tattoo industry, and (d) other industries in which Wisdom Homes and/or its affiliates operates, at the time of the Agreement or thereafter.

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

Intellectual Property

Our intellectual property consists of approximately 150 Internet domain names. We use intellectual property law that may include a combination of copyright, trade secret and confidentiality agreements to protect our intellectual property. Our former employees and independent contractors are required to sign agreements acknowledging that all inventions, trade secrets, works of authorship, developments and other processes generated by them on our behalf are our property, and assigning to us any ownership that they may claim in those works. Despite our precautions, it may be possible for third parties to obtain and use without consent intellectual property that we own. Unauthorized use of our intellectual property by third parties, and the expenses incurred in protecting our intellectual property rights, may adversely affect our business.

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

Competition

There is significant competition in the manufactured home retail industry. Competition includes, but is not limited to, small independent retail centers, regional and national center owners. Our competition may have more inventory and more capital for inventory, and greater financial ability to market their products and brands. Some of our competition are also vertically integrated which includes the ownership of the manufacturing facilities as well as the retail sales centers and, at times, mortgage products that are offered to home buyers.

The following is a list of known competitors that own and operate manufactured home retail centers in the same geographic areas as us:

Clayton Homes

Oakwood Homes

Titan

Pratt Homes

Brewer Homes

Tilleys Homes

American Mobile Homes

Universal Homes

Wholesale Home Brokers

Tandem Homes

King Mobile Homes

Seasonality

In general, the sale of manufactured homes experiences higher volume during the months of March through October with sales volume decreasing during the winter months. Furthermore, any time there are moments of particularly harsh weather conditions or prolonged harsh weather condition, sales volume may be significantly lower, or non-existent, and deliveries of manufactured homes can be delayed or canceled.

Our Staffing

As December 31, 2014 we employed 3 individuals on a full time basis and 4 individuals on a part-time basis.

Organization Within the Last Five Years

Wisdom Homes of America, Inc. was formed on July 14, 2003 in the State of Nevada as Tora Technologies, Inc. On November 21, 2006, we changed our name to Makeup.com Limited, on January 29, 1010, we changed our name to LC Luxuries Limited, on November 5, 2010, we changed our name to General Cannabis, Inc., and on January 6, 2012, we changed our name to SearchCore, Inc. Most recently, on March 3, 2015, we changed our name to Wisdom Homes of America, Inc.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those Reports filed pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website www.wisdomhomesofamerica.com. The filings are made available on our website as soon as reasonably practicable after they are filed electronically with the Securities and Exchange Commission.

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

We face risks in developing our products and services and eventually bringing them to market. We also face risks that we will lose some, or all, of our market share in existing businesses to competition, or we risk that our business model becomes obsolete. This includes not only our retail manufactured home retail centers, but also our real estate development activities. The following risks are material risks that we face. If any of these risks occur, our business, our ability to achieve revenues, our operating results and our financial condition could be seriously harmed.

Risk Factors Related to the Business of the Company

We have a limited operating history and limited historical financial information upon which you may evaluate our performance.

You should consider, among other factors, our prospects for success in light of the risks and uncertainties encountered by companies that, like us, are in their early stages of operations. We may not successfully address all of the risks and uncertainties or successfully implement our existing and new products and services. If we fail to do so, it could materially harm our business and impair the value of our common stock, resulting in a loss to shareholders. Even if we accomplish these objectives, we may not generate the positive cash flows or profits we anticipate. We were incorporated in Nevada in 2003, and the vast majority of the business that we conducted in 2011 and 2012 was started or acquired in 2010. Now, the vast majority of that business has been sold, and we started a similar online business in the tattoo industry that generated very little revenue and that we eventually closed. Our current retail manufactured home business is starting to generate revenue, but still operates at a loss. Unanticipated problems, expenses and delays are frequently encountered in establishing a new business and developing new products and services. These include, but are not limited to, inadequate funding, lack of consumer acceptance, competition, product development, the inability to employ or retain talent, inadequate sales and marketing, and regulatory concerns. The failure by us to meet any of these conditions would have a materially adverse effect upon us and may force us to reduce, curtail, or discontinue operations. No assurance can be given that we can or will ever be successful in our operations and operate profitably.

We operate in an industry that is currently experiencing a prolonged and significant downturn.

Since mid-1999, the manufactured housing industry has experienced a prolonged and significant downturn. This downturn has resulted in part from the fact that, beginning in 1999, consumer lenders in the sector began to tighten underwriting standards and curtail credit availability in response to higher than anticipated rates of loan defaults and significant losses upon the repossession and resale of the manufactured homes securing defaulted loans. From 2004 to 2007, the industry’s downturn was exacerbated by the aggressive financing methods available to customers of developers and marketers of standard stick-built homes, which had the effect of diverting potential manufactured housing buyers to more expensive stick-built homes. Since 2008, the global credit crisis and general deterioration of economic conditions have extended the depressed market conditions. These factors have resulted in reduced wholesale shipments and excess manufacturing and retail locations.

If current industry conditions continue or get materially worse, we may be required to take steps in an attempt to mitigate the effect of unfavorable industry conditions, such as the closure of retail locations. These steps could impair our ability to conduct our business and could make it more difficult for us to expand our operations as industry conditions improve. Furthermore, some of these steps could lead to fixed asset, goodwill or other impairment charges.

Our entry into new lines of business, such as consumer asset financing to help facilitate the sale of manufactured homes at our retail locations, exposes us to additional risks.

In November 2014, we formed a wholly-owned subsidiary named Alpine Creek, Inc., which borrowed $200,000 from third-party investors. We guaranteed the promissory notes. The funds will be loaned as short-term financing in order to expedite and/or assist customers of our wholly-owned subsidiary, Wisdom Homes of America, Inc., in purchasing a manufactured home from Wisdom.

In December 2014, we formed a wholly-owned subsidiary named White Mountain River, Inc., which borrowed $200,000 from third-party investors. We guaranteed the promissory notes. The funds will be used to acquire land and manufactured homes for improvement and resale to customers of our wholly-owned subsidiary, Wisdom Homes of America, Inc.

Both Alpine Creek and White Mountain River provide us with an opportunity to increase sales at our retail locations. However, in the event of a default on any loans made to customers, or unprofitable transactions, we will be required to repay the loans to third-party investors. This could impair our ability to conduct our business and operations.

Tightened credit standards, curtailed lending activity by home-only lenders and increased government lending regulations have contributed to a constrained consumer financing market.

Since 1999, home-only lenders have tightened the credit underwriting standards and increased interest rates for loans to purchase manufactured homes, which could reduce lending volumes and negatively impacted our revenue. Most of the national lenders who have historically provided home-only loans have exited this sector of the industry.

Consumers who buy manufactured homes have historically secured retail financing from third-party lenders. Home-only financing is at times more difficult to obtain than financing for stick-built homes. The availability, terms and costs of retail financing depend on the lending practices of financial institutions, governmental policies and economic and other conditions, all of which are beyond our control.

Changes in laws or other events that adversely affect liquidity in the secondary mortgage market could hurt our business. The GSEs and the FHA play significant roles in insuring or purchasing home mortgages and creating or insuring investment securities that are either sold to investors or held in their portfolios. These organizations provide significant liquidity to the secondary market. Any new federal laws or regulations that restrict or curtail their activities, or any other events or conditions that alter the roles of these organizations in the housing finance market could affect the ability of our customers to obtain mortgage loans or could increase mortgage interest rates, fees, and credit standards, which could reduce demand for our homes and/or the loans that we originate and adversely affect our results of operations.

In 2010, the Dodd-Frank Act was passed into law, and the financial services industry is still assessing its implications and implementing necessary changes in procedures and business practices. Although Congress detailed some significant changes, and new rules have been implemented, the full impact will not be fully known for years, as regulations that are intended to implement the Dodd-Frank Act are adopted by the appropriate agencies, and the text of the Dodd-Frank Act is analyzed by impacted stakeholders and possibly the courts. The Dodd-Frank Act established the CFPB to regulate consumer financial products and services.

On January 10, 2013, the CFPB released certain mortgage finance rules required under the Dodd-Frank Act. These rules define standards for origination of "Qualified Mortgages," establish specific requirements for lenders to prove borrowers' ability to repay loans and outline the conditions under which Qualified Mortgages are subject to safe harbor limitations on liability to borrowers. The rules became effective January 10, 2014, and apply to consumer credit transactions secured by a dwelling, including real property mortgages and chattel loans (financed without land) secured by manufactured homes. The rules also establish interest rate and other cost parameters for determining which Qualified Mortgages fall under safe harbor protection. Among other issues, Qualified Mortgages with interest rates and other costs outside the limits are deemed "rebuttable" by borrowers and expose the lender and its assignees (including investors in loans, pools of loans, and instruments secured by loans or loan pools) to litigation and penalties.

While many manufactured homes are currently financed with agency-conforming mortgages in which the ability to repay is verified and at interest rates and other costs that are within the safe harbor limits, a significant amount of loans to finance the purchase of manufactured homes, especially chattel loans and non-conforming land-home loans, fall outside the safe harbor limits. The rules have caused some lenders to curtail underwriting such loans, and some investors may be reluctant to own or participate in owning such loans because of the uncertainty of potential litigation and other costs. If so, some prospective buyers of manufactured homes may be unable to secure financing necessary to complete purchases. In addition, compliance with the law is causing lenders to incur additional costs to implement new processes, procedures, controls and infrastructure required to comply with the regulations. Compliance is also creating constraints in some lender's ability to profitably price certain loans. Failure to comply with these regulations, changes in these or other regulations or the imposition of additional regulations could affect our earnings, limit our access to capital and have a material adverse effect on our business and results of operations.

The availability of wholesale financing for retailers is limited due to a reduced number of flooring lenders and reduced lending limits.

Manufactured housing retailers generally finance their inventory purchases with wholesale flooring financing provided by lending institutions or, in some cases, the manufacturer. The availability of wholesale financing is significantly affected by the number of floor plan lenders and their lending limits. Since 1999, a substantial number of wholesale lenders have exited the industry or curtailed their floor plan operations. Reduced availability of flooring lending negatively affects our inventory levels, the number of retail sales center locations that we can open, and adversely affects the availability of and access to capital on an ongoing basis.

Our results of operations could be adversely affected by significant warranty and construction defect claims.

In some situations, we could be subject to home warranty and construction defect claims. While these claims are primarily against the manufacturer, we could have that arise during a significant period of time after product sale. Although we maintain general liability insurance for such claims, there can be no assurance that warranty and construction defect claims will remain at current levels or that such insurance will continue to be adequate. A large number of warranty and construction defect claims exceeding our current levels could have a material adverse effect on our results of operations.

Our operating results could be affected by market forces and declining housing demand.

As a participant in the housing industry, we are subject to market forces beyond our control. These market forces include employment and employment growth, interest rates, consumer confidence, land availability and development costs, apartment vacancy levels, inflation and the health of the general economy. Because all of our retail locations are in Texas, we are subject to market forces related to the oil and natural gas business as well. Unfavorable changes in any of the above factors or other issues could have an adverse effect on our revenue and earnings.

The cyclical and seasonal nature of the manufactured housing industry could cause our revenues and operating results to fluctuate, and we expect this cyclicality and seasonality to continue in the future.

The manufactured housing industry is highly cyclical and seasonal and is influenced by many national and regional economic and demographic factors, including the availability of consumer financing for home buyers, the availability of wholesale financing for retailers, seasonality of demand, consumer confidence, interest rates, demographic and employment trends, income levels, housing demand, general economic conditions, including inflation and recessions, and the availability of suitable home sites.

As a result of the foregoing economic, demographic and other factors, our revenues and operating results may fluctuate, and we expect them to continue to fluctuate in the future.

Our business and operations are concentrated in Texas, which could be impacted by market declines.

Our operations are concentrated in Texas. Due to the concentrated nature of our operations, there could be instances where this region is negatively impacted by economic, natural or population changes that could, in turn, negatively impact the results of the business, more than other companies that are more geographically dispersed.

The cost of our operations could be adversely impacted by increased costs of healthcare benefits provided to employees.

In 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the "Health Reform Law"), was passed into law. As enacted, the Health Reform Law reforms, among other things, certain aspects of health insurance. The Health Reform Law could increase our healthcare costs, adversely impacting the Company’s earnings.

If we are unable to meet our future capital needs, we may be required to reduce or curtail operations, or shut down completely.

To date we have relied on cash flow from operations and the subsequent sale of our WeedMaps Media subsidiary to fund operations. On December 31, 2012, we sold WeedMaps Media, and we now have limited cash liquidity and capital resources.

Our cash on hand as of December 31, 2014 was approximately $411,000. For the year ended December 31, 2014, our total revenue was approximately $1,046,000 and our operating loss was $1,785,000. During the year ended December 31, 2014, we received a total of $1,300,000 in payments from the sale of WeedMaps Media, which helped sustain our cash flow. We expect to receive a total of approximately $400,000 in payments on the note through April 2015.

Our future capital requirements will depend on many factors, including our ability to market our products successfully, cash flow from operations, locating and retaining talent, and competing market developments. Our business model requires that we spend money (primarily on advertising and marketing) in order to generate revenue, and that we keep an inventory of manufactured homes which are financed with a credit facility. Based on our current financial situation, we may have difficulty continuing our operations at their current level, or at all, if we do not raise additional financing in the near future. Additionally, we would like to continue to acquire assets and operating businesses, which will likely require additional cash. Although we currently have no specific plans or arrangements for acquisitions or financing, we intend to raise funds through private placements, public offerings or other financings. Any equity financings would result in dilution to our then-existing stockholders. Sources of debt financing may result in higher interest expense. Any financing, if available, may be on unfavorable terms. If adequate funds are not obtained, we may be required to reduce, curtail, or discontinue operations. There is no assurance that our existing cash flow will be adequate to satisfy our existing operating expenses and capital requirements.

Because we face intense competition, we may not be able to operate profitably in our markets.

The market for the products and services that we offer is highly competitive. We may not have the resources, expertise or other competitive factors to compete successfully in the future. We expect to face additional competition from existing competitors and new market entrants in the future. Some of our competitors will have greater resources than we do. As a result, these competitors may be able to:

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

Our success will depend, in part, on our ability to attract and retain key management, including primarily sales and marketing personnel. We attempt to enhance our management and sales and marketing expertise by recruiting qualified individuals who possess desired skills and experience in certain targeted areas. In the past, we have employed management from companies that we have acquired. Our inability to retain employees and attract and retain sufficient additional employees could have a material adverse effect on our business, financial condition, results of operations and cash flows. The loss of key personnel could limit our ability to develop and market our products.

Because our officers and directors control a large percentage of our common stock, they have the ability to influence matters affecting our shareholders.

Our officers and directors beneficially own approximately 48.5% of our outstanding common stock. As a result, they have the ability to influence matters affecting our shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because they control such shares, investors may find it difficult to replace our directors and management if they disagree with the way our business is being operated. Because the influence by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock. See “Principal Shareholders.”

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

We have experienced, and may in the future experience, rapid growth and development in a relatively short period of time. The management of this growth will require, among other things, continued development of our financial and management controls and management information systems, the possible expansion of our credit facility to purchase inventory, stringent control of costs, increased marketing activities, the ability to attract and retain qualified management personnel and the training of new personnel. We may utilize outsourced resources, and hire additional personnel, in order to manage our expected growth and expansion. Failure to successfully manage our possible growth and development could have a material adverse effect on our business and the value of our common stock.

Our industry is experiencing consolidation that may cause us to lose key relationships and intensify competition.

The manufactured home industry is undergoing substantial change. This has resulted in increasing consolidation and formation of strategic relationships. A cancellation of our relationship with any group with whom we have a current relationship, or any relationship we may form in the future, may have a negative impact on the company because it could limit our advertising exposure or the number of customers that visit our retail centers. We make no assurance that any relationship we have established will continue.

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

Our ability to compete partly depends on the superiority, uniqueness and value of our intellectual property. To the extent we are able to do so, in order to protect our proprietary rights, we will rely on a combination of trademark, copyright and trade secret laws, confidentiality agreements with our employees and third parties, and protective contractual provisions. Despite these efforts, any of the following occurrences may reduce the value of our intellectual property:

•	our copyrights relating to our business may be challenged or invalidated;
•	registered copyrights may not provide us with any competitive advantages;
•	our efforts to protect our intellectual property rights may not be effective in preventing misappropriation of our marks or copyrighted materials;
•	our efforts may not prevent the development and design by others of products or materials similar to or competitive with, or superior to those we develop; or
•	another party may obtain a blocking patent and we would need to either obtain a license or design around the patent in order to continue to offer the contested feature or service in our products.

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

Under United States federal law, and more specifically the Federal Controlled Substances Act, the possession, use, cultivation, and transfer of cannabis is illegal. Our WeedMaps Media, Inc. business provided services to customers that were engaged in the business of possession, use, cultivation, and/or transfer of cannabis. As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us, including, but not limited to, a claim of aiding and abetting another’s criminal activities. The federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” 18 U.S.C. §2(a).

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

On December 31, 2012, we sold our WeedMaps Media, Inc. subsidiary to a third party, and part of the purchase price was a secured promissory note in the principal amount of $3,000,000, pursuant to which the buyer’s assignee will be making payments to us through April 2015. That note is secured by the assets of WeedMaps Media, including the domain name and website www.weedmaps.com. If the obligated party on the note were to default, and we were to foreclose on the collateral, we would temporarily hold and operate certain assets that may be considered illegal. In such an event, we would continue to operate the assets in order to keep them viable, seek a buyer, and sell the assets. During this time, the assets would be considered held-for-sale by us. In addition, as per the secured promissory note, should the obligated party be forced to cease operations as a direct result of law enforcement actions, then the obligated party will no longer be responsible for the outstanding debt owed to us on the promissory note.

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

Risks Related To Our Common Stock

Our common stock is listed for quotation on the OTCQB tier of the marketplace maintained by OTC Markets Group, Inc., which may make it more difficult for investors to resell their shares due to suitability requirements.

Our common stock is currently quoted on the OTCQB tier of the marketplace maintained by OTC Markets Group, Inc. Broker-dealers often decline to trade in over the counter stocks given the market for such securities are often limited, the stocks are more volatile, and the risk to investors is greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares. This could cause our stock price to decline.

If we are unable to pay the costs associated with being a public, reporting company, we may not be able to continue trading on the OTCQB and/or we may be forced to discontinue operations.

We expect to have significant costs associated with being a public, reporting company, which may raise substantial doubt about our ability to continue trading on the OTCQB and/or continue as a going concern. These costs include compliance with the Sarbanes-Oxley Act of 2002, which will be difficult given the limited size of our management, and we will have to rely on outside consultants. Accounting controls, in particular, are difficult and can be expensive to comply with.

Our ability to continue trading on the OTCQB and/or continue as a going concern will depend on positive cash flow, if any, from future operations and on our ability to raise additional funds through equity or debt financing. If we are unable to achieve the necessary product sales or raise or obtain needed funding to cover the costs of operating as a public, reporting company, our common stock may be deleted from the OTCQB and/or we may be forced to discontinue operations.

We do not intend to pay dividends in the foreseeable future.

We do not intend to pay any dividends in the foreseeable future. We do not plan on making any cash distributions in the manner of a dividend or otherwise. Our Board presently intends to follow a policy of retaining earnings, if any.

We have a significant amount of outstanding convertible debt, which, if repaid will require a significant amount of capital, or if converted into our common stock could have a material adverse effect on our stock price.

As of December 31, 2014, we had a total of 21 convertible notes outstanding with a combined outstanding principal and accrued interest balance of $1,333,811. Repayment of these notes must be done at a premium to the then-outstanding balance, resulting in the need for approximately $1.9 million in liquid capital. If, rather than repay these notes, we allow them to convert into our common stock, which conversion would be done at a discount to the market price of our common stock, resulting in the issuance of approximately 19.1 million shares of our common stock (based on a conversion price of $0.07 per share), all of which could be sold into the open market at the time of conversion.

Subsequent to December 31, 2014, we repaid several of the convertible notes. As of March 25, 2015, the outstanding balance on outstanding convertible notes was $1,292,500, which would require approximately $1.81 million to repay, and approximately 18.5 million shares of our common stock if converted at $0.07 per share.

We have the right to issue additional common stock and preferred stock without consent of stockholders. This would have the effect of diluting investors’ ownership and could decrease the value of their investment.

Our certificate of incorporation, as amended in March 2015, has authorized the issuance of up to 300,000,000 shares of common stock. As a result, we have additional authorized but unissued shares of our common stock that may be issued by us for any purpose without the consent or vote of our stockholders that would dilute stockholders’ percentage ownership of our company.

In addition, our certificate of incorporation authorizes the issuance of shares of preferred stock, the rights, preferences, designations and limitations of which may be set by the Board of Directors. Our certificate of incorporation has authorized issuance of up to 20,000,000 shares of preferred stock in the discretion of our Board. The shares of authorized but undesignated preferred stock may be issued upon the filing of an amended certificate of incorporation and the payment of required fees; no further stockholder action is required. If issued, the rights, preferences, designations and limitations of such preferred stock would be set by our Board and could operate to the disadvantage of the outstanding common stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation.

Our President and Chief Executive Officer can sell some of his stock, which may have a negative effect on our stock price and ability to raise additional capital, and may make it difficult for investors to sell their stock at any price.

James Pakulis, our President and Chief Executive Officer, is the owner of 27,967,290 shares of our common stock, representing over 48.5% of our total issued shares. Mr. Pakulis may be able to sell up to 1% of our outstanding stock (currently approximately 577,000 shares) every 90 days in the open market pursuant to Rule 144, which may have a negative effect on our stock price and may prevent us from obtaining additional capital. In addition, if Mr. Pakulis is selling his stock into the open market, it may make it difficult or impossible for investors to sell their stock at any price.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

This Item is not applicable to us as we are not an accelerated filer, a large accelerated filer, or a well-seasoned issuer; however, we are voluntarily disclosing that we have not received any written comments from the Commission staff within the 180 days before the end of our fiscal year to which this Annual Report relates regarding our periodic or current reports under the Securities Exchange Act of 1934.

ITEM 2 – PROPERTIES

Our corporate headquarters are located at our retail facility in Tyler, Texas. We lease that facility pursuant to a lease agreement that commenced on May 1, 2014 and ends on May 31, 2017, at a rent of $2,500 per month.

On February 2, 2014, we entered into a Commercial Lease Agreement for a two acre lot, in Rhome, Texas. The rent is $1,300 per month, and the lease is for a period of twenty four (24) months.

On May 7, 2014, we entered into a Memorandum of Understanding to acquire certain assets from a manufactured home retail center in Jacksboro, Texas. Pursuant to that Memorandum, we agreed to assume the lease of the 1.5 acre lot. The rent is $750 per month, and the lease is month to month.

On July 1, 2014, we entered into a Lease Agreement for a two acre lot, including office and parking, in Mt. Pleasant, Texas. The base rent is $2,500 per month, and the lease is for a period of twenty four (24) months.

ITEM 3 – LEGAL PROCEEDINGS

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

In April 2014, a former employee filed a complaint against us, several of our wholly-owned subsidiaries, and James Pakulis, one of our Directors and our President and Chief Executive Officer, in the Orange County Superior Court. The claims include disability discrimination, failure to accommodate, retaliation, wrongful termination, unpaid wages, overtime, failure to provide meal and rest periods, failure to provide accurate wage statements, unfair business practices and failure to reimburse for reasonable business expenses. Since then all claims against James Pakulis have been dropped or dismissed by the defendant and several of the claims against the company have been dropped or dismissed. Discovery is underway. Under California law, an employee is entitled to recover legal fees and costs if a claim for overtime and/or minimum wage is successful, and thus the claim is currently in excess of $200,000. We believe most, if not all, of the remaining claims are without merit and are vigorously defending the case. The suit has been tendered to our insurance carrier.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 – MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTCQB tier of the marketplace maintained by OTC Markets Group, Inc. under the symbol “WOFA.” Our stock has traded there since July 26, 2011, and traded prior to that on the Pink Sheets marketplace maintained by OTC Markets Group, Inc. Our common stock trades on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

The following table sets forth the high and low transaction price for each quarter within the fiscal years ended December 31, 2014 and 2013, as provided by OTC Markets Group, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

Fiscal Year Ended		Transaction Prices
December 31,	Period	High	Low

2013	First Quarter	$0.52	$0.225
	Second Quarter	$0.28	$0.17
	Third Quarter	$0.215	$0.12
	Fourth Quarter	$0.17	$0.09

2014	First Quarter	$0.10	$0.04
	Second Quarter	$0.08	$0.04
	Third Quarter	$0.065	$0.04
	Fourth Quarter	$0.13	$0.04

2015	First Quarter (through March 6, 2015)	$0.17	$0.0352

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

Holders

As of March 25, 2015, there were 57,702,105 shares of our common stock issued and outstanding and held by 81 holders of record, not including shares held in “street name” in brokerage accounts which is unknown.

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

Recent Sales of Unregistered Securities

The following sales of equity securities by the Company occurred during the three month period ended December 31, 2014.

KBM Worldwide, Inc.

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

Investor Relations Agreement

On November 13, 2014, we issued a total of three hundred and seventy five thousand (375,000) shares of our common stock to a third-party as consideration for services to be rendered pursuant to an Investors Relations Agreement. Ninety three thousand seven hundred and fifty (93,750) of those shares shall be earned and delivered upon execution of the Agreement. The remaining shares will be earned and delivered on a monthly basis in consideration for services rendered during the previous month. The issuance of the shares was exempt from registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was sophisticated investor, familiar with our operations, and there was no solicitation.

KBM Worldwide, Inc.

On November 10, 2014, we entered into a Securities Purchase Agreement with KBM Worldwide, Inc., pursuant to which we sold to KBM a 8% Convertible Promissory Note in the original principal amount of $54,000 (the “Note”). The Note has a maturity date of August 12, 2015, and is convertible after 180 days into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium as follows: (a) between 0 and 30 days after issuance – 109% of the principal amount and any accrued and unpaid interest; (b) between 31 and 60 days after issuance – 114% of the principal amount and any accrued and unpaid interest; (c) between 61 and 90 days after issuance – 120% of the principal amount and any accrued and unpaid interest; (d) between 91 and 120 days after issuance – 124% of the principal amount and any accrued and unpaid interest; and (e) between 121 days and 180 days after issuance – 130% of the principal amount and any accrued and unpaid interest. The purchase and sale of the Note closed on November 14, 2014, the date that the purchase price was delivered to us.

The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

Alpine Creek, Inc.

On November 20, 2014, we entered into four Promissory Note and Stock Purchase Agreements, by and between us and our wholly owned subsidiary, Alpine Creek, Inc., a Texas corporation, on the one hand, and third-party investors, on the other hand. Pursuant to the Agreements, each of the investors tendered Fifty Thousand Dollars ($50,000) in exchange for (i) a senior 15% promissory note in the principal amount of Fifty Thousand Dollars ($50,000) issued by Alpine Creek and (ii) fifty thousand (50,000) shares of our common stock. Wisdom Homes guaranteed payment of the notes. The issuance of the notes and shares was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchasers were accredited and sophisticated investors, familiar with our operations, and there was no solicitation.

The funds will be loaned as short-term financing in order to expedite and/or assist customers of our wholly-owned subsidiary, Wisdom Manufactured Homes of America, Inc., in purchasing a manufactured home from Wisdom Homes.

KBM Worldwide, Inc.

On December 9, 2014, we entered into a Securities Purchase Agreement with KBM Worldwide, Inc., pursuant to which we sold to KBM a 8% Convertible Promissory Note in the original principal amount of $63,500 (the “Note”). The Note has a maturity date of September 10, 2015, and is convertible after 180 days into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium as follows: (a) between 0 and 30 days after issuance – 109% of the principal amount and any accrued and unpaid interest; (b) between 31 and 60 days after issuance – 114% of the principal amount and any accrued and unpaid interest; (c) between 61 and 90 days after issuance – 120% of the principal amount and any accrued and unpaid interest; (d) between 91 and 120 days after issuance – 124% of the principal amount and any accrued and unpaid interest; and (e) between 121 days and 180 days after issuance – 130% of the principal amount and any accrued and unpaid interest. The purchase and sale of the Note closed on December 11, 2014, the date that the purchase price was delivered to us.

The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

Auctus Private Equity Fund, LLC

On December 15, 2014, we entered into a Securities Purchase Agreement with Auctus Private Equity Fund, LLC, pursuant to which we sold to Auctus a 8% Convertible Promissory Note in the original principal amount of $55,000 (the “Note”). The Note has a maturity date of September 16, 2015, and is convertible after 180 days into our common stock at the greater of (i) the Variable Conversion Price and (ii) $0.0001. The “Variable Conversion Price” shall mean 48% multiplied by the Market Price (representing a discount rate of 52%). “Market Price” means the average of the lowest Trading Price for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium as follows: (a) between 0 and 30 days after issuance – 115% of the principal amount and any accrued and unpaid interest; (b) between 31 and 60 days after issuance – 120% of the principal amount and any accrued and unpaid interest; (c) between 61 and 90 days after issuance – 125% of the principal amount and any accrued and unpaid interest; (d) between 91 and 120 days after issuance – 130% of the principal amount and any accrued and unpaid interest; and (e) between 121 days and 180 days after issuance – 135% of the principal amount and any accrued and unpaid interest. The purchase and sale of the Note closed on December 16, 2014, the date that the purchase price was delivered to us.

The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

KBM Worldwide, Inc.

On December 30, 2014, we entered into a Securities Purchase Agreement with KBM Worldwide, Inc., pursuant to which we sold to KBM a 8% Convertible Promissory Note in the original principal amount of $45,000 (the “Note”). The Note has a maturity date of October 2, 2015, and is convertible after 180 days into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 51% multiplied by the Market Price (representing a discount rate of 49%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium as follows: (a) between 0 and 90 days after issuance – 130% of the principal amount and any accrued and unpaid interest; (b) between 91 and 150 days after issuance – 135% of the principal amount and any accrued and unpaid interest; and (c) between 151 and 180 days after issuance – 140% of the principal amount and any accrued and unpaid interest. The purchase and sale of the Note closed on December 31, 2014, the date that the purchase price was delivered to us.

The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

White Mountain River, Inc.

On December 26, 2014, we entered into three (3) Secured Promissory Note and Stock Purchase Agreements, by and between us and our wholly owned subsidiary, White Mountain River, Inc., a Texas corporation, on the one hand, and third-party investors, on the other hand. Pursuant to the Agreements, the investors tendered an aggregate of Two Hundred Thousand Dollars ($200,000) in exchange for (i) secured 15% promissory notes issued by White Mountain, but convertible into our common stock in certain circumstances, and (ii) an aggregate of two hundred thousand (200,000) shares of our common stock. We guaranteed payment of the Notes, which were secured by any and all assets purchased using the proceeds therefrom. The issuance of the notes and shares was exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. The purchasers were accredited and sophisticated investors, familiar with our operations, and there was no solicitation.

The funds will be used to acquire land and manufactured homes for improvement and resale to customers of our wholly-owned subsidiary, Wisdom Manufactured Homes of America, Inc.

In connection with the transaction, we entered into a Consulting Agreement with Robert S. Delue pursuant to which we issued him three hundred thousand (300,000) shares of our common stock. The issuance of the shares was exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. The purchaser was accredited and sophisticated, familiar with our operations, and there was no solicitation.

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

Summary Overview

In early 2014 we transitioned Wisdom Homes of America, Inc. out of the technology sector and into the manufactured home retail industry. We hired Mr. Brent Nelms, a 32-year manufactured home retail center veteran, to oversee the growth of our retail operation. During 2014 we secured an inventory flooring credit facility, opened four retail centers in Texas located in the cities of Tyler, Jacksboro, Rhome and Mount Pleasant, and generated revenue of $1.05 million. We also increased the amount of manufactured home inventory at our retail centers.

The retail centers are operated by our wholly owned subsidiary, Wisdom Manufactured Homes Of America, Inc. We also recently acquired sixteen residential homesites and have entered into an agreement which gives us the exclusive option to sell 25 residential homesites on which we intend to place manufactured homes for sale to home buyers as a package. We believe this will expedite the sales process for the manufactured home buyer and increase our revenue.

Our Goal

Our goal is to open 30 retail stores by 2018. We expect that within nine months of opening, each retail store will sell, on average, 4 manufactured homes per month. According to the Manufactured Housing Institute, in 2013 the average sales price of a manufactured home, taking into account both a single and doublewide, was $60,200. In the fourth quarter of 2014, we sold a combined 10 manufactured homes at an average price of approximately $64,000.

To date, all of our retail centers are located in Texas. Other target states include Louisiana, Oklahoma, New Mexico, Oregon and Washington. After Texas, these states have the largest numbers of manufactured home buyers in the U.S. We do not currently have any definitive agreements to open retail centers outside of Texas.

We believe our competitive advantage in gaining significant market share in the regional markets we serve includes:

1.	Experienced retail manufactured housing management and sales team;
2.	Rapid contract-to-close home/homesite packages;
3.	Focus on niche buyers including non-English speaking buyers and sub-prime borrowers; and
4.	Lead generation and marketing economies of scale as a multi-market (although in the same geographic region) retail center operator.

Manufactured Home Industry

Since 2010, there has been a steady increase in the number of manufactured homes sold annually in the U.S. In 2013, there was approximately $3.6 billion in manufactured home sales as reported by the Manufactured Housing Institute. The growth rate in sales of manufactured homes is approximately 10% per annum, with 60,000 homes sold in 2013 and sales expected to reach 65,000 in 2014.

From 2008 to 2011, there has been a decline in both manufactured home retailers and manufactured home suppliers. This was caused by illiquid market conditions that existed during the Great Recession of 2008. With fewer retailers now serving a growing number of homebuyers, we believe our business plan will allow us to gain a competitive advantage in the manufactured home market. We also believe the ability to offer land transactions as well as short term consumer asset financing will provide us an additional competitive advantage since, to our knowledge, none of our competitors offer these ancillary services.

Home Buyer Market

Overall economic conditions are currently favorable, especially in Texas and surrounding states, for the manufactured home industry. Texas’ pro-business environment, combined with specific industries within the state, such as the energy sector, are creating new jobs and generating an influx of workers to fill those jobs. In fact, new jobs are being created at a pace faster than the traditional home building industry can manage. This influx of new workers is creating a need for new homes that we are well suited to satisfy. Simultaneous with the increase in job creation, however, is the stagnation in U.S. household income. For the past few years, annual household income as reported by the U.S. Census has been essentially flat. Our conclusion is that more families will be able to afford a $120,000 manufactured home on a one-half acre of land, than a more expensive “stick built” home.

Manufactured Home Products

The line between the traditional manufactured home vs. the traditional stick built home has become blurred. Today, a manufactured home buyer can purchase a well-designed, four bedroom three bath 2,000 square foot home, with vaulted ceilings, rock fireplaces, wrap around porches, and upgraded kitchen appliances on one half-acre of land for less than $120,000. When you compare the monthly mortgage payment on the mortgage and include potential tax deductions, then in many areas around the country it’s less expensive to own a four bedroom three bath manufactured home on a one half-acre of land than to rent an apartment.

Structurally, a manufactured home is as solid, if not more so, than a stick built home. This is because they’re built in an enclosed environment, with little waste, in a systematically engineered process. Some of the manufactured home factories offer state-of-the-art equipment and technology which results in the building of environmentally friendly houses. And building standards are set high. Manufacturers are required to adhere to stringent HUD guidelines before a house can be shipped from the factory. Industry tests have proven that a new manufactured home can withstand weather related challenges (e.g. hurricanes, tornadoes, etc.) as well as, if not better than, a traditional stick built home.

Residential Lots or Homesites

The time to close a manufactured home transaction can be significantly reduced by offering potential buyers a selection of company owned homesites for sale from our real estate portfolio or providing them with information on other real estate available in the location of their choice. We recently purchased sixteen homesites near our Tyler location and have begun marketing the sites to our clients. We also anticipate placing manufactured homes on our homesites and selling them as a real estate transaction as opposed to a chattel (or personal property) transactions.

Why we entered the Manufactured Housing Industry – We entered the manufactured Housing industry because we believe the industry offers a unique opportunity to assist a large number of potential homebuyers acquire an affordable house. We also believe the quality of the houses have improved significantly. We believe that given the events that have transpired in the manufactured housing industry over the past 5 years, including contractions and consolidations in manufacturers and retailers and the industry being fragmented and disjoined, contributed to a marketable decline in the number of manufacturers and retailers. Yet since 2011, there has been a steady increase in the number of manufactured homes sold in the US. As such, the decline in the number of retailers taken together with recent improving economic indicators and an easing of credit and financing markets, has provided what we believe to be a favorable opportunity to enter into the marketplace.

Why we have used micro financing to finance our transition – Beginning in June 2013 and continuing to present, we have entered into various promissory notes and convertible promissory notes with third party lenders. By year ending December 31, 2014, the aggregate amount of debt capital raised by us through micro financing was approximately $1.66 million which includes amounts that we have already repaid in full. Subsequent to the year ending December 31, 2014 we raised an additional $160,000 using this structure. These third party firms, for the most part, focus on lending to small public companies. The availability of such micro lenders has played an important and vital role in the growth of our operations and critically, given us the ability to raise debt capital based upon our operational needs. While no assurance can be given, we believe that these lenders will continue to be available to us. As we continue to grow our revenues and expand our operations, we believe that we will be able to raise debt and or equity capital on more favorable terms.

How we are financing our inventory – Our ability to finance our inventory of manufactured homes is an important component to our growth and operations. There are two ways in which we sell manufactured homes; the first is from our inventory of manufactured homes that are located at one of our retail centers and the second is directly from the factory. In each case, once we take possession of a manufactured home, we become responsible for the full value of the manufactured home which underlines the importance of our flooring line to our growth and operations. During the second quarter of 2014, we entered into an agreement with our manufactured home supplier establishing the flooring line which allowed us to place orders for manufactured homes. The flooring line was effectively increased during October 2014 to approximately $2.1 million, allowing us to place twice as many orders for manufactured homes. Furthermore, as our sales of manufactured homes increase, we believe that amounts available to us for the purposes of financing our inventory will increase and that the cost of the flooring lines will decrease further.

How are we financing our retail centers – Our goal is to open and operate approximately 30 retail stores by 2018. Financing new retail stores is an important part of that strategy. To date, we have financed new retail centers with funds we receive from the outstanding promissory notes, funds raised through debt and equity capital, and to a lesser extent, revenues generated from ongoing operations. We believe that as revenue from the sale of manufactured homes continues to grow, we will be better able to leverage our capital equity associated with being a small public company in order to finance our retail center rollout.

Our Recent Milestones

Retail Centers Opened– In February 2014, we opened our first retail center in Rhome, Texas. Our second retail center in Tyler, Texas was opened in April 2014, our third retail center in Jacksboro, Texas in May 2014 and our fourth in Mount Pleasant, Texas in December 2014. In general, we believe it will take nine months from the time we open a retail center until it reaches full sales capacity which, for the most part, includes staffing, manufactured home inventory, delivery, building our sales pipeline, and consummating sales transactions.

Financing Requirements – We anticipate that each retail center will require approximately $100,000 to open, and will require between $500,000 to $600,000 in inventory financing. To date, we have established approximately $2.1 million in inventory financing which is adequate to meet our current inventory financing needs. As we continue to grow our sales, we believe that amounts available to us for the purposes of financing our inventory will increase.

Expanding into land/home transactions – A land/home transaction is a transaction in which the homebuyer purchases a manufactured home affixed to a homesite in which all the improvements have been completed. We believe we will be able to expedite the sales process and increase margins through selling land/home transactions. During December 2014 and January 2015, we purchased 16 unimproved residential homesites in Arp, Texas. During January 2015 we entered into an agreement which gives us an exclusive option to sell an additional 25 unimproved residential homesites in Sherman, Texas.

Land Acquisition Fund – During December 2014, we successfully raised $200,000 in debt capital through our wholly-owned subsidiary, White Mountain River, Inc., for the purpose of acquiring land and manufactured homes for improvement and sale to our customers.

Short-Term Asset Financing Fund – During November 2014, we successfully raised $200,000 in debt capital through our wholly-owned subsidiary, Alpine Creek, Inc., for the express purpose of expediting and assisting our customers in purchasing a manufactured home from us.

Inventory – As of December 31, 2014, we have a total of 27 manufactured homes at our retail centers and 16 manufactured homes on order.

Sales projections per retail center – While projecting sales includes several variables including the number of expected customers, attrition rates, regional differences, available inventory and seasonality, as examples, conservatively we believe that on average, nine months after opening, each retail center will close approximately four sales transactions per month.

Year Ended December 31, 2014 compared to the Year Ended December 31, 2013

Results of Operations

In early 2014 we transitioned Wisdom Homes of America, Inc. into the manufactured home retail industry. As part of that transition, we (i) sold our finder site www.manufacutedhomes.com and the associated intellectual property, (ii) entered into an Assignment Agreement with a third party entity pursuant to which we assigned and transferred to the assignee the premium domain names Karate.com and Rodeo.com along with the associated $400,000 in debt, and (iii) we discontinued the operations of our wholly-owned subsidiaries that had operations related to our prior finder site business. As a result of our sale of the ManufacturedHomes.com-related domain names and associated intellectual property, we have terminated employees that previously worked in our Las Vegas, Nevada, office in connection with the development and operation of these domain names. We also did not renew our lease for the Las Vegas office, which expired in April 2014. These changes, taken together with the reduction in our debt associated with the domain names by the buyers, have significantly reduced our overhead expenses. Furthermore, in conjunction with the sale of ManufacturedHomes.com, we discontinued the operations of Wisdom Home Loans of America, Inc. (f.k.a.VerticalCore Solutions, Inc.), VerticalCore Technologies, Inc., and VerticalCore Media, Inc., which previously oversaw the operations of ManufacturedHomes.com and our former Las Vegas office.

Furthermore, on April 30, 2014, the Management Agreement with Tattoo Interactive, LLC pursuant to which we previously performed various marketing, promotion, and website management services with respect to the domain name known as Tattoo.com and the commercial website located at that domain, automatically terminated pursuant to the First Amendment to the Management Agreement dated January 27, 2014 and we did not pursue a further amendment or extension. In connection with the foregoing, we discontinued the operations of VerticalCore Merchant, Inc. (“VCM”), which previously performed the operations related to Tattoo.com.

For comparative purposes, all prior periods presented have been restated to reflect the reclassification of these entities to discontinued operations on a consistent basis. All revenue that was generated from operations related to our finder site business has been reclassified to discontinued operations on a consistent basis. The sale of ManufacturedHomes.com, assignment of the premium domain names Karate.com and Rodeo.com, and termination of the Management Agreement with Tattoo Interactive marks the Company’s complete exit from the finder site business. See Note 4. Asset Sale and Note. 11. Discontinued Operations in the footnotes to the financial statements herewith for more information.

Revenue

Our sales, gross profit, operating expenses and operating loss for the year ended December 31, 2014, compared to the year ended December 31, 2013, were as follows:

	Years Ended
	December 31, 2014	December 31, 2013	Percent Change

Sales	$1,046,000	$-	-
Gross profit	183,000	-	-
Selling, general and administrative expenses	1,969,000	3,112,000	(37)%

Operating loss	$(1,786,000)	$(3,112,000)	(43)%

Sales– For the year ended December 31, 2014, we had sales of $1,046,000. Sales for the year ended December 31, 2014, consisted of sales of manufactured homes at our model home retail centers in Texas. For the years ended December 31, 2014 and 2013, all revenue from our finder sites, including ManufacturedHomes.com and Tattoo.com, have been restated to reflect the reclassification of these entities to discontinued operations on a consistent basis. At December 31, 2014, we had approximately $1.2 million in manufactured home inventory at our model home retail centers located in Tyler, Rhome and Jacksboro, Texas. Our current sales are using the flooring credit line we have with our existing inventory flooring company. We expect that as our manufactured home inventory continues to grow as a result of the increase in our flooring credit line, we will also see a corresponding increase in our sales. To date, we have experienced some delays in the increase of our sales primarily due to our limited flooring credit line and the limited number of model homes at our retail centers. During the year ended December 31, 2014, we began to resolve these issues, primarily through increases in our inventory flooring line.

Gross Profit– For the year ended December 31, 2014, gross profit as a percent of net revenue was 17.5%.

Operating Expenses

Operating Expenses - Our operating expenses decreased during the year ended December 31, 2014, as compared to the year ended December 31, 2013, in general because of our having exited the finder site business which was offset slightly by our efforts to expand our operations into the manufactured home retail center industry. In particular, during the year ended December 31, 2014 as compared to the year ended December 31, 2013, we decreased amounts spent on salaries and employee benefits, insurance costs, consulting and programmers fees following the sale of our finder sites.

Salaries And Employee Benefits - During the years ended December 31, 2014 and 2013, salaries and employee benefits were $216,000 and $1,081,000, respectively, a decrease of approximately 80%. The significant decrease in salaries and employee benefits was because we decreased the number of technology specialists, including the number of programmers and engineers whose responsibilities included, but were not limited to, developing software and finder sites. This was accompanied by significant decreases in amounts spent related to the operations of our former finder sites, including coders, designers and sales staff.

Professional Fees - During the years ended December 31, 2014 and 2013, professional fees were $1,265,000 and $1,482,000, respectively, a decrease of approximately 15%. The decrease during the year ended December 31, 2014 as compared to 2013 was a result of a slight decrease in spending on consulting, business development and professional fees related to our efforts to expand our operations in Texas serving the manufactured home industry.

General And Administrative Expenses - During the years ended December 31, 2014 and 2013, general and administrative expenses were $400,000 and $402,000, respectively, essentially remaining flat year-over-year. Amounts spent during the year ended December 31, 2014 are attributable to rent and lease payments at our retail centers in Texas, to office and travel expenses, and to a lesser extent, amounts spent on marketing and advertising. Amounts spent during the year ended December 31, 2013 are primarily attributable to marketing and advertising related to our former finder site businesses, computer and internet related expenses, and for travel expenses.

Interest Expense –During the years ended December 31, 2014 and 2013, interest expenses was $378,000 and $36,000, respectively. Interest expenses consisted primarily of debt service on the various promissory notes and convertible promissory notes with third party lenders. By year ending December 31, 2014, the aggregate amount of debt capital raised by us was approximately $1.66 million which includes amounts that we have already repaid in full. Subsequent to the year ending December 31, 2014 we raised an additional $160,000 using this structure.

Liquidity and Capital Resources

Our cash, current assets, intangible assets, total assets, current liabilities, and total liabilities as of December 31, 2014 and December 31, 2013 were as follows:

	December 31, 2014	December 31, 2013	Percentage
	(audited)	(audited)	Change

Cash	$411,000	$83,000	395.2%
Inventory	1,202,000	-	-
Total current assets	2,473,000	1,412,000	75.1%

Intangible assets:
Domain names	143,000	421,000	(66.0)%
Total intangible assets	143,000	421,000	(66.0)%

Total assets	3,643,000	3,383,000	7.7%

Total current liabilities	2,883,000	2,589,000	11.4%
Total long term liabilities	1,904,000	776,000	145.4%
Total liabilities	$4,787,000	$3,365,000	42.3%

Our inventory balance at December 31, 2014 was approximately $1.2 million which consisted of 27 manufactured homes located at our retail lots and 4 homesites.

Our total current assets increased significantly during the year ended December 31, 2014 as compared to 2013 primarily as a result of the increase in our inventory.

Our intangible assets at December 31, 2014 consisted of the domain names www.TravelTrailer.com and www.ToyHaulers.com and the advertising rights pursuant to our sale of www.ManufacturedHomes.com. Our intangible assets decreased by $278,000 as a result of our sale of the following domain names: www.ManufacturedHome.com, www.ManufacturedHomes.com www.ManufacturedHouse.com, www.ManufacturedHomes.net, and www.ModularHomes.com. Pursuant to the terms of the sale, the buyer assumed all of our obligations under the Lease Agreement we had with Domain Capital, LLC. See Financial Statements, Note 4. Asset Sale for more information.

Our current liabilities increased by $294,000, from $2,589,000 at December 31, 2013 to $2,883,000 at December 31, 2014, primarily as a result of $1,255,000 in additional current loans which was offset by $552,000 in payments on notes payable and our recent sale of domain names and Assignment Agreement with a third party entity pursuant to which we assigned and transferred the premium domain names Karate.com and Rodeo.com along with the associated $400,000 in debt, and to a lesser extent, $98,000 in reduction of our federal taxes payable as a result of utilizing our net operating losses, reduction in our deferred tax liability of $146,000, as well as for $367,000 that had been accrued during 2013 for consulting services that we paid in noncash stock based payments.

Our total long-term liabilities increased by $1,128,000, from $776,000 at December 31, 2013 to $1,904,000 at December 31, 2014, primarily as a result of $1,202,000 in our new flooring credit line and to approximately $400,000 in additional noncurrent loans which were partially offset by the decrease in debt related to the Assignment Agreement with a third party entity pursuant to which we assigned and transferred the premium domain names Karate.com and Rodeo.com along with the associated $400,000 in debt, the sale of ManufacturedHomes.com and the associated domain names and intellectual property pursuant to which the buyer assumed all of our obligations under the Lease Agreement we had with Domain Capital, LLC, which included $96,000 in long term debt.

During the year ended December 31, 2014, we recognized a non-cash gain of $847,400 on the sale of ManufacturedHomes.com, the associated domain names and intellectual property. See Financial Statements, Note 4. Asset Sale for more information.

During the year ended December 31, 2014, we recognized $71,300 on loss on bad debt related to the sale of ManufacturedHomes.com, the operating expense payments we had been making to the buyer, and the subsequent Waiver and Mutual Release which we entered into with the buyer during October 2014, pursuant to which the involved parties agreed to release one another from any and all rights and liabilities arising under the promissory note pertaining to the operating expense payments we had been making to the buyer. Pursuant to the Waiver and Mutual Release, we have no continuing obligation to make operating expense payments to the buyer, and the buyer has no obligation to repay the monies already paid. See Note 4. Asset Sale for more information.

Cash Requirements

We had approximately $411,000 in cash and cash equivalents as of December 31, 2014. Our operating loss for the year ended December 31, 2014 was $1,785,000. We had a net loss for the year ended December 31, 2014 of $2,002,000 which was based on a non-cash, one-time gain on the sale of ManufacturedHomes.com and the associated intellectual property. We had a working capital deficit of approximately $409,000 at December 31, 2014. During the year ended December 31, 2014, our principal source of liquidity was cash generated from our current operations, cash received pursuant to notes payables with third parties, as well as payments we received pursuant to the sale of the finder site Weedmaps.com, which during the year ended December 31, 2014, totaled $1,300,000 and additional payments of approximately $400,000 during the year ending December 31, 2015, which are reflected in our statements of cash flows under the section changes in operating assets and liabilities: Other assets & note receivables. At our current burn rate, our current level of revenue generated from operations, our cash on hand, together with the $100,000 per month that we will receive pursuant to the sale of our finder site Weedmaps.com until April 2015, is insufficient to cover our monthly expenses. We have had to, and will continue to, seek financing in the form of debt or stock sales to finance our operations until we reach break-even.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $741,000 for the year ended December 31, 2014, as compared to net cash used in operating activities of $629,000 for the year ended December 31, 2013. For the year ended December 31, 2014, the net cash used by operating activities consisted primarily of net loss of $2,002,000, which included a one-time non-cash gain of $847,400 on the sale of ManufacturedHomes.com and the associated intellectual property, non-cash expense of $725,000 in stock based compensation, non-cash expense of $56,200 in stock issued as additional interest expense, non-cash expense of $59,000 in stock issued as payment for accounts payable owed to a creditor, a $809,000 loss related to discontinued operations, and with the majority of change in cash coming from other assets and note receivables which was almost exclusively attributable to the $1.3 million in payments we received pursuant to the sale of the finder site Weedmaps.com. For the year ended December 31, 2013, the net cash used by operating activities consisted primarily of a net loss of $1,696,000 which included income of $240,000 related to discontinued operations, and a decrease in accounts payable and accrued liabilities of $639,000, an increase in prepaid expenses and deposits of $403,000, plus non-cash depreciation expense of $6,000, respectively.

Investments

During the year ended December 31, 2014, we had approximately $34,000 cash flows from investing activities as compared to approximately $45,000 for the year ended December 31, 2013. For the year ended December 31, 2014, the net cash used in investing activities was primarily related to purchases of computers, office furniture and other equipment for our retail centers in Texas. For the year ended December 31, 2013, the net cash used in investing activities was primarily related to purchases of furniture, computers and other equipment of $13,000, which was offset by sales of intangible assets of $58,000.

Financing

We had net cash from financing activities of $1,103,000 for the year ended December 31, 2014, as compared to net cash from financing activities of $152,000 for the year ended December 31, 2013. For the year ended December 31, 2014, our net cash used in financing activities consisted of payments on notes payable, which were offset by new convertible notes from third parties. For the year ended December 31, 2013, our net cash used in financing activities consisted of payments on notes payable related to our domain name acquisitions as well as payments on notes payable, which were offset by new convertible notes from third parties.

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

Impairment of Long-Lived and Intangible Assets

In accordance with Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess the recoverability of the long-lived and intangible assets by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets. No impairment of intangible assets was recognized during the year ended December 31, 2014, and no impairment of long-lived assets was recognized during the year ended December 31, 2013.

Net Loss

For the year ended December 31, 2014, we had an operating loss of $1,785,000. We had a net loss for the year ended December 31, 2014 of approximately $2 million which was based on a one-time non-cash gain on the sale of ManufacturedHomes.com and the associated intellectual property. For the year ended December 31, 2013, we had a net loss of $1,696,000. The operating loss we experienced during the year ended December 31, 2014, was a result of our efforts to expand our operations in the manufactured home retail center business and, to a lesser extent, to a loss on discontinued operations of $809,000 related to our exit from the finder site business.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Wisdom Homes of America, Inc.

Tyler, Texas

We have audited the accompanying consolidated financial statements of Wisdom Homes of America, Inc. (Company) (a Nevada corporation), which comprise the balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of income, retained earnings, and cash flows for the years then ended, and the related notes to the consolidated financial statements.

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

Opinion

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wisdom Homes of America, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

Dana Point, California

March 30, 2015

WISDOM HOMES OF AMERICA, INC.

Condensed Consolidated Balance Sheets (Audited)

	December 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$410,828	$82,725
Accounts receivable	-	9,334
Inventory	1,201,693	-
Note receivables	450,758	1,200,000
Other current assets	410,094	37,365
Current assets - discontinued operations	-	82,590

TOTAL CURRENT ASSETS	$2,473,373	$1,412,014

Property and equipment, net	54,434	12,047
Intangible assets:
Domain names	84,363	420,862
Advertising rights	58,560	-
Note receivables noncurrent	968,924	472,982
Other assets	3,100	92,072
Other assets - discontinued operations	-	973,044

TOTAL ASSETS	$3,642,754	$3,383,021

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$282,220	$190,099
Accrued liabilities	1,430,891	1,906,018
Notes payable	710,908	196,087
Notes payable - related party	-	-
Current liabilities - discontinued operations	240,102	297,261

TOTAL CURRENT LIABILITIES	$2,664,121	$2,589,465

LONG TERM LIABILITIES

Other accrued liabilities	118,750	118,750
Flooring Credit Line	1,219,241	-
Notes payable	484,096	95,519
Notes payable - related party	161,250	161,250
Noncurrent liabilities - discontinued operations	-	400,000

TOTAL LONG TERM LIABILITIES	1,983,337	775,519

TOTAL LIABILITIES	$4,647,458	$3,364,984

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value: 20,000,000 shares authorized; zero shares issued and outstanding at December 31, 2014; zero shares issued and outstanding at December 31, 2013;	-	-
Common stock, $0.001 par value: 200,000,000 shares authorized; 50,677,105 shares issued and outstanding at December 31, 2014, 39,368,772 shares issued and outstanding at December 31, 2013	50,677	39,369
Paid-in capital	(9,888,444)	(10,717,336)
Retained earnings	8,718,657	10,696,004

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,119,110)	18,037

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,528,348	$3,383,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISDOM HOMES OF AMERICA, INC.

Condensed Consolidated Statements of Operations (Audited)

	Years Ended
	December 31,	December 31,
	2014	2013

REVENUE
Sales	$1,046,487	$-

Total revenue	1,046,487	-

OPERATING EXPENSES
Cost of sales	863,179	-
Selling, general and administrative expenses	1,968,557	3,112,169

Total operating expenses	2,831,736	3,112,169

Operating Loss	(1,785,249)	(3,112,169)

Other Income (Expense)
Gain on sale of ManufacturedHomes.com	847,351
Loss on bad debt	(71,265)	(188,147)
Interest income	17,928
Interest expense	(353,303)	(36,160)

Total other income (expense)	440,711	(224,307)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,344,538)	(3,336,476)

Provision for Income Taxes	(176,000)	(1,400,250)
LOSS FROM CONTINUING OPERATIONS	(1,168,538)	(1,936,226)

(Loss) income from discontinued operations, net of $16,000 tax provision and $9,000 tax benefit for the years ended December 31, 2014 and 2013, respectively.	(808,809)	240,384

NET LOSS	$(1,977,347)	(1,695,842)
		$
Loss per share, Basic and Diluted
Loss from continuing operations	$(0.03)	$(0.04)
Loss from discontinued operations	(0.02)	0.01
Total loss per share	$(0.04)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	45,639,023	43,731,102

 The accompanying notes are an integral part of these condensed consolidated financial statements.

WISDOM HOMES OF AMERICA, INC.

Condensed Consolidated Statements of Cash Flows (Audited)

	Years Ended
	December 31,	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,977,347)	$(1,695,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,902	6,103
Amortization	3,082	—
Stock-based compensation	840,200	230,175
Gain on sale of ManufacturedHomes.com	(847,351)	—
Changes in operating assets and liabilities:
Accounts receivable	(75,629)	(9,334)
Inventories	17,548	—
Prepaid expenses and deposits	(517,729)	402,944
Other assets & note receivables	1,585,303	1,076,410
Accounts payable and accrued liabilities	225,394	(639,028)

Net cash used in operating activities	(740,627)	(628,572)

Cash flows used in investing activities:
Purchases of property and equipment	(34,181)	(13,032)
Sales of intangible assets	—	57,908

Net cash (used) from investing activities	(34,181)	44,876

Cash flows provided by financing activities:
Payments on note payable	(552,089)	(136,461)
Proceeds from note payable	1,655,000	288,500

Net cash provided by financing activities	1,102,911	152,039

Net increase (decrease) in cash and cash equivalents	328,103	(431,657)

Cash and cash equivalents at beginning of period	82,725	514,382

Cash and cash equivalents at end of period	$410,828	$82,725

Non-cash investing and financing activity:
Shares issued pursuant to stock based compensation	$725,000	$230,175
Shares issued pursuant to conversion of accounts payable	$59,000	$11,125
Shares issued pursuant to conversion of debt	$—	$54,183
Shares issued as additional interest expense	$56,200	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISDOM HOMES OF AMERICA, INC.

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated (Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	(Deficit)

BALANCES, December 31, 2012	—	—	80,549,563	$80,549	(42,581,596)	$(42,581)	$(11,011,418)	$12,391,846	$1,418,396

Issuance of common stock, stock-based compensation			60,000	60			26,940		27,000
Issuance of common stock, stock-based compensation			945,000	945			202,230		203,175
Issuance of common stock, conversion of debt			328,380	328			53,854		54,183
Issuance of common stock, conversion of accounts payable			67,425	67			11,058		11,125
Treasury stock, retirements			(42,581,596)	(42,581)	42,581,596	42,581			-

Net loss from continuing operations	—	—	—	—	—	—	—	(1,695,842)	(1,695,842)

BALANCES, December 31, 2013	—	—	39,368,772	$39,369	—	$—	$(10,717,336)	$10,696,004	$18,037

Issuance of common stock, stock-based compensation			9,558,333	9,558			715,442		725,000
Issuance of common stock, stock issued as interest expense			750,000	750			55,450		56,200
Issuance of common stock, conversion of accounts payable			1,000,000	1,000			58,000		59,000

Net loss from continuing operations	—	—	—	—	—	—	—	(1,977,347)	(1,977,347)

BALANCES, December 31, 2014	—	—	50,677,105	$50,677	—	$—	$(9,888,444)	$8,718,657	$(1,119,110)

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

Audited

Note 1. General

Nature of Business

The Company, together with its wholly owned subsidiaries, is engaged in opening and operating manufactured home retail centers, currently in Texas. Its manufactured home operations are primarily conducted through its wholly owned subsidiary, Wisdom Manufactured Homes of America, Inc., however, the Company does maintain other wholly-owned subsidiaries which have little or no activity, each of which is incorporated or qualified to do business in the states in which it does so.

Wisdom Homes of America, Inc. was formed on July 14, 2003 in the State of Nevada as Tora Technologies, Inc. On November 21, 2006, it changed its name to Makeup.com Limited, on January 29, 2010, it changed its name to LC Luxuries Limited, on November 5, 2010, it changed its name to General Cannabis, Inc., and on January 6, 2012, it changed its name to SearchCore, Inc. On March 3, 2015, the Company changed its name to Wisdom Homes of America, Inc.

Principal Services

The Company’s principal service is opening and operating manufactured home retail centers, also known as model home retail centers. Its primary customers are homebuyers who generally purchase manufactured homes to place on their own homesites, although periodically customers will request assistance in locating a homesite in the areas where the Company has its retail centers. The Company generally operates its retail sales centers by having inventory on the retail center lots, although customers can order homes that are shipped directly from the factory to their homesite. Most of the Company’s sales generally are to customers living within a radius of approximately one hundred miles from its retail centers.

In addition to Wisdom Manufactured Homes Of America, Inc., the Company has the following wholly-owned subsidiaries which have little operations:

Alpine Creek, Inc.
White Mountain River, Inc.
Wisdom Home Loans of America, Inc.
Wisdom Homes of America, Inc. (TX).

The Company has the following wholly-owned subsidiaries which have no operations:

General Health Solutions, Inc.
General Management Solutions, Inc.
General Marketing Solutions, Inc.
General Processing Corporation.
Sportify, Inc.
VerticalCore Management, Inc.
VerticalCore Media, Inc.
VerticalCore Merchant, Inc.
VerticalCore Technologies, Inc.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

Audited

Currently, the Company has no imminent or specific plans for any of these entities and they are held as corporations in good standing.

Manufactured Homes Retail Centers

The Company owns and operates manufactured home retail centers. In February 2014, the Company opened its first retail center in Rhome, Texas. Its second retail center in Tyler, Texas, was opened in April 2014, its third retail center in Jacksboro, Texas, in May 2014 and its fourth retail center in Mt. Pleasant, Texas, in December 2014. The retail centers are operated by the Company’s wholly owned subsidiary, Wisdom Manufactured Homes Of America, Inc.

Sale of ManufacturedHomes.com Finder Site and other URL’s

On May 19, 2014, the Company sold the following domain names: www.ManufacturedHome.com, www.mManufacturedHomes.com, www.ManufacturedHouse.com, www.ManufacturedHomes.net, and www.ModularHomes.com. The domain names were sold to Platinum Technology Ventures, LLC, an entity owned and controlled by Brad Nelms, formerly the Company’s Chief Strategy Officer. As consideration for the sale of the domain names, the Company received a non-recourse secured promissory note in the amount of One Million Dollars ($1,000,000), and Platinum assumed all of its obligations under the Lease Agreement it had with Domain Capital, LLC, with the exception of the Company being responsible to make monthly lease payments for first six months after the closing of the transaction. The Company also received lifetime “gold” or equivalent membership levels on any manufactured home website owned or operated by Platinum. In connection with the transaction, Brad Nelms’ employment with the Company ceased. In order to assist Platinum in its operations, the Company agreed to loan it Ninety Thousand Dollars ($90,000) over six months. After making payments to Platinum in the sum of Forty Five Thousand Dollars ($45,000), on October 28, 2014, the Company entered into a Waiver and Mutual Release, pursuant to which both parties agreed to release one another from any and all rights and liabilities arising under the promissory note pertaining to the operating expense payments. Accordingly, the Company has no continuing obligation to make operating expense payments to Platinum, and Platinum has no obligation to repay the monies already paid. See Note 4. Asset Sale for more information.

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

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

Audited

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

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

Audited

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

Advertising Cost

The Company expenses advertising costs when incurred. Advertising expense for the years ended December 31, 2014 and 2013 was approximately $40,000 and approximately $73,000, respectively.

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from six to seven years. Property and equipment at December 31, 2014 and December 31, 2013 are presented net of accumulated depreciation of approximately $9,000 and approximately $3,000, respectively.

Intangible Assets

In accordance with Goodwill and Other Intangible Assets, intangible assets that are determined not to have an indefinite useful life are subject to amortization. The Company amortizes intangible assets using the straight-line method over their estimated useful lives.

Impairment of Long-Lived and Intangible Assets

In accordance with Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses the recoverability of the long-lived and intangible assets by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets. No impairment of intangible assets was recognized during the year ended December 31, 2014 or year ended December 31, 2013.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

Audited

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Share-Based Payment, which addresses the accounting for equity-based compensation and which requires that the cost of all equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards. During the years ended December 31, 2014 and December 31, 2013, the Company had approximately $725,000 and approximately $230,000, respectively, in stock-based compensation expense related to issuances of shares of the Company’s common stock to consultants. During the year ended December 31, 2014, the Company issued shares of its common stock as additional interest expense in the amount of approximately $56,000. During the year ended December 31, 2014, the Company issued shares of its common stock in full satisfaction of accounts payable owed to a creditor by the Company in the amount of approximately $59,000.

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

The Company and its wholly owned subsidiaries recognize revenue as follows:

Manufactured Home Retail Centers – the Company generates revenues through its manufactured home retail centers operated by Wisdom Manufactured Homes Of America, Inc., which it started in January 2014. The Company anticipates opening and/or acquiring additional retail centers in 2015 and branding them under the name Wisdom Manufactured Homes Of America, Inc. The Company purchases factory built houses and sells them to end users, and also anticipates structuring the sale of used manufactured homes. The Company recognizes revenue from manufactured homes sold generally when (i) the customer has entered into a binding sales agreement with the Company, (ii) the manufactured home has been delivered and installed at the Customer’s homesite, (iii) the Customer has accepted the home and title has transferred and (iv) collectability of either cash payment from the customer or prearranged financing by the customer are reasonably assured.

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

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

Audited

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 changes the requirements for reporting discontinued operations in that a discontinued operation may include a component of an entity, a group of components of an entity, or a business or non-profit activity. In addition, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity’s operations and financial results when certain conditions are met. For public company entities, ASU No. 2014-08 is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. Adoption of this standard had no significant impact on the Company’s consolidated financial statements.

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

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

Audited

In July 2013, the FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. The Company adopted this guidance at the beginning of its first quarter of fiscal year 2014, and adoption of this standard had no significant impact on its consolidated financial statements and disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently assessing the impact the adoption of ASU 2014-09 will have on its consolidated financial statements and disclosures.

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

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

Audited

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

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

Audited

Note 3. Equity Transactions

At December 31, 2014 the total number of shares of the Company’s common stock that were issued was 55,677,105 which number of shares includes 5,000,000 shares that are issued but not outstanding and which are held in escrow. As such, at December 31, 2014, the total number of shares of the Company’s common stock that were issued and outstanding was 50,677,105. At December 31, 2013 the total number of shares of the Company’s common stock that were issued and outstanding was 39,368,772.

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

On September 8, 2014, the Company entered into a Consulting Agreement with a third party to provide consulting and advice related to potential partnerships, strategic contacts, joint ventures, corporate restructuring, and other business relationships, for a period of six months. Pursuant to the agreement, the Company agreed to issue to the consultant 3,333,333 shares of its common stock.

On September 9, 2014, the Company issued 350,000 shares of its common stock, restricted in accordance with Rule 144, to a third party for services rendered pursuant to a professional services agreement.

On September 11, 2014, the Company issued 250,000 shares of its common stock, restricted in accordance with Rule 144, to a third-party for services rendered pursuant to a memorandum of understanding.

On November 14, 2014, the Company issued a total of three hundred and seventy five (375,000) shares of its common stock to a third-party as consideration for services to be rendered pursuant to an Investors Relations Agreement. Ninety three thousand seven hundred and fifty (93,750) of those shares shall be earned and delivered upon execution of the Agreement. The remaining shares will be earned and delivered on a monthly basis in consideration for services rendered during the previous month.

Stock Issued But Not Outstanding & Stock Issued As Interest Expense

On March 26, 2014, the Company entered into, with a third party investor, a 20% convertible secured promissory note with a maturity date of April 26, 2015 and in the principal amount of $100,000 (the “DeLue Note”). As collateral, the Company placed 2,500,000 shares of its common stock into escrow on April 4, 2014, which shares are not included in the shares issued and outstanding. Finally, as an incentive to the third party investor to enter into the DeLue Note, the Company agreed to issue 300,000 shares of its common stock, which it did on April 4, 2014, and which were recorded as additional interest expense of $22,200.

Stock Issued But Not Outstanding

On March 28, 2014, the Company entered into, with a third party investor, a 20% convertible secured promissory note with a maturity date of April 28, 2015 and in the principal amount of $100,000 (the “Backman Note”). As collateral, the Company placed 2,500,000 shares of its common stock into escrow on April 4, 2014, which shares are not included in the shares issued and outstanding.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

Audited

Stock Issued For Conversion Of Accounts Payable

On September 17, 2014, the Company issued 1,000,000 shares of its common stock, restricted in accordance with Rule 144, to Merriman Capital, Inc., an investment banking firm, in satisfaction of an invoice for services rendered in the amount of $59,000, or $0.059 per share.

Stock Issued As Interest Expense

On December 26, 2014, the Company entered into three (3) Secured Promissory Note and Stock Purchase Agreements, by and between the Company and its wholly owned subsidiary, White Mountain River, Inc., a Texas corporation, on the one hand, and third-party investors, on the other hand. Pursuant to the Agreements, the investors tendered an aggregate of Two Hundred Thousand Dollars ($200,000) in exchange for (i) secured 15% promissory notes issued by White Mountain, but convertible into its common stock in certain circumstances, and (ii) an aggregate of two hundred thousand (200,000) shares of its common stock. The Company guaranteed the notes.

Note 4. Asset Sale

ManufacturedHomes.com

On May 19, 2014, the Company sold the following domain names: www.ManufacturedHome.com, www.ManufacturedHomes.com www.ManufacturedHouse.com, www.ManufacturedHomes.net, and www.ModularHomes.com. The domain names were sold to Platinum Technology Ventures, LLC, an entity owned and controlled by Brad Nelms, formerly the Company’s Chief Strategy Officer. As consideration for the sale of the domain names, the Company received a nonrecourse secured promissory note in the amount of One Million Dollars ($1,000,000), and Platinum assumed all of its obligations under the Lease Agreement it had with Domain Capital, LLC, with the exception of the Company being responsible to make monthly lease payments for first six months after the closing of the transaction. The Company also received lifetime “gold” or equivalent membership levels on any manufactured home website owned or operated by Platinum. In connection with the transaction, Brad Nelms’ employment with the Company ceased. As a result of its sale of the manufactured home domain names and associated intellectual property, the Company has terminated employees that previously worked in its Las Vegas, Nevada, office in connection with the development and operation of these domain names, and did not renew its lease for the Las Vegas office, which expired in April 2014. In order to assist Platinum in its operations, the Company agreed to loan it Fifteen Thousand Dollars ($15,000) per month for six (6) months, for an aggregate loan of Ninety Thousand Dollars ($90,000). Platinum is obligated to begin repaying this loan seven (7) months after it was issued, and its repayment obligations will continue for the following six (6) months. After making payments to Platinum in the sum of Forty Five Thousand Dollars ($45,000), on October 28, 2014, the Company entered into a Waiver and Mutual Release, pursuant to which both parties agreed to release one another from any and all rights and liabilities arising under the promissory note pertaining to the operating expense payments. Accordingly, the Company has no continuing obligation to make operating expense payments to Platinum, and Platinum has no obligation to repay the monies already paid.

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

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

Audited

After making payments to Platinum in the sum of Forty Five Thousand Dollars ($45,000), on October 28, 2014, the Company entered into a Waiver and Mutual Release, pursuant to which both parties agreed to release one another from any and all rights and liabilities arising under the promissory note pertaining to the operating expense payments. Accordingly, the Company has no continuing obligation to make operating expense payments to Platinum, and Platinum has no obligation to repay the monies already paid.

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

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

Audited

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

Summary of Transaction

The following table summarizes the total sale price of $1,061,600:

Promissory note	$1,000,000
ManufacturedHomes.com Advertising Rights	61,600
Total consideration	$1,061,600

The following table summarizes the net assets sold:

Domain Assets	$336,500
Assumption of leaseback obligation	(122,200)
Net Assets	$214,300

The following table summarizes the disposition with a total gain on sale of $847,300:

Total consideration	$1,061,600
Net assets sold	(214,300)
Gain on sale	$847,300

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

Audited

Note 5. Inventory

The inventory balance at December 31, 2014 was approximately $1,202,000 which consisted of 27 manufactured homes located at its retail lots which were stated at the lower of cost (average) or market, and 4 homesites. The manufactured homes are located at the Company’s Tyler, Texas, Mt. Pleasant, Texas, and Jacksboro, Texas, retail centers. The homesites are located at the Strawberry Addition in the City of Arp, Texas. At December 31, 2013, the Company did not have any inventory.

Note 6. Note receivables

Current Note Receivables

At December 31, 2014, the Company had recorded approximately $384,200 note receivable which represented the current portion of a $3,000,000 note receivable pursuant to the sale of the Company’s finder site WeedMaps.com. On December 11, 2012, the Company entered into an Agreement and Plan of Reorganization, pursuant to which it sold its finder site WeedMaps.com. Pursuant to the terms of the sale and as partial consideration the Company received a Secured Promissory Note in the original principal amount of Three Million Dollars ($3,000,000). Pursuant to the Note, the Company will receive (1) Two Hundred Fifty Thousand Dollars ($250,000) on January 15, 2013 (which payment date was extended to January 31, 2013), which payment was received; One Hundred Thousand Dollars ($100,000) each month beginning on February 25, 2013 and continuing on the twenty fifth (25th) of each month thereafter for a total of twenty eight (28) months, which payments for February through December 2014 were received; and Sixteen Thousand Five Hundred Dollars ($16,500) on July 25, 2015. On November 5, 2014, the Company entered into a First Amended to Secured Promissory Note pursuant to which, the Company received a principal payment of One Hundred Thousand Dollars ($100,000) on November 4, 2014, which represented the payment that would otherwise have been due on May 25, 2015. In consideration for accelerating this payment, the Company agreed to waive the final payment of Sixteen Thousand Five Hundred Dollars ($16,500) that would have been due on July 25, 2015. All other payment obligations under the Note remain unchanged.

At December 31, 2014, the Company had recorded approximately $66,200, note receivable which represented the current portion of a $1,000,000 non-recourse promissory note pursuant to the sale of the Company’s website ManufacturedHomes.com and related intellectual property. See Note 4 Asset Sale for more information.

Noncurrent Note Receivables

At December 31, 2014, the Company had recorded a $940,000 note receivable which represented the noncurrent portion of a $1,000,000 non-recourse promissory note pursuant to the sale of the Company’s website ManufacturedHomes.com and related intellectual property. See Note 4 Asset Sale for more information.

At December 31, 2014, the Company had recorded approximately $29,000 note receivable pursuant to the sale of an unimproved homesite which accrues interest of 9% per annum and has a maturity date of November 15, 2039.

Note 7. Other Current Assets

At December 31, 2014, the Company had recorded approximately $17,800 in prepaid insurance, approximately $8,700 in prepaid filing fees, approximately $82,000 in deposits, approximately $146,700 in Prepaid consulting fees, and approximately $154,900 in other.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

Audited

Note 8. Property And Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from six to seven years. Property and equipment at December 31, 2014 and December 31, 2013 consist of the following:

	December 31,	December 31,
Property and Equipment	2014	2013
Furniture and Computer Equipment	$63,657	$15,367
Less: Accumulated Depreciation	(9,222)	(3,320)
Property and Equipment, net	$54,435	$12,047

For the year ended December 31, 2014 depreciation expense was $5,900. For the year ended December 31, 2013 depreciation expense was $6,100.

Note 9. Intangible Assets

Intangible assets consist of a suite of domain names. The domain names have been determined to have an indefinite useful life based primarily on the renewability of the domain name. Intangible assets with an indefinite life are not subject to amortization, but will be subject to periodic evaluation for impairment.

Intangible asset amounts at December 31, 2014 and December 31, 2013 are as follows:

	December 31,	December 31,
Intangible Assets	2014	2013

Domain names	$84,363	$420,862
Advertising rights	61,642	—
Subtotal	$146,005	$420,862
Accumulated amortization	(3,082)	—
Total intangible Assets	$142,923	$420,862

See Note 11. Discontinued Operations for a discussion regarding the other intangible assets whose operations have been discontinued.

Summary of the Company’s premium and non premium domain names	Amount
ToyHaulers.com*	$31,168
TravelTrailer.com*	51,167
Various other nonpremium domain names	2,028
Total premium and non premium domain names	$84,363

______________

* These domain names have been pledged as collateral in connection with a financing sale-leaseback with Domain Capital. See Domain Capital under Note 13. Notes Payable for more information.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

Audited

Note 10. Other Assets

At December 31, 2014 the balance of other assets included $3,100 in rent deposits.

Note 11. Discontinued Operations

Karate.com and Rodeo.com

During the quarter ended December 31, 2013, the Company entered into a definitive plan to sell the premium domain names Karate.com and Rodeo.com. The Company entered into a definitive plan to sell Karate.com and Rodeo.com because during the quarter ended December 31, 2013, management decided to focus the Company’s efforts and resources on expanding its operations in the manufactured housing industry. At December 31, 2013 the Company reclassed Karate.com and Rodeo.com, which had a net book value of $100,000 which amount comprised of $500,000 in domain names and $400,000 in debt, to discontinued operations.

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

The liabilities of discontinued operations related to GMS at December 31, 2014, consists of $11,373 in accounts payable and $20,603 in accrued liabilities recorded as Current liabilities - discontinued operations.

General Health Solutions, Inc.

The Company discontinued the operations of General Health Solutions, Inc., which constituted its entire Medical Clinic Management segment. The Company discontinued the operations of General Health Solutions because the company exited the medicinal cannabis industry at the end of 2012.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

Audited

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

The assets and liabilities of the Company’s discontinued operations related to General Health Solutions at December 31, 2014, consists of $182,600 in notes payable recorded as Current liabilities - discontinued operations.

VerticalCore Merchant, Inc. - Tattoo.com

On January 21, 2013, the Company entered into a Management Agreement with Tattoo Interactive, LLC pursuant to which it performed various marketing, promotion, and website management services with respect to the domain name known as Tattoo.com and the commercial website located at that domain. The Agreement has an initial term of twelve (12) months and automatically renewed for successive one (1) year terms unless terminated in accordance with its terms. On February 5, 2014, the Company received a fully signed copy of a First Amendment to Management Agreement (the “First Amended Agreement”) dated as of January 27, 2014, pursuant to which Tattoo Interactive no longer had an obligation to reimburse the Company for any expenses or costs related to the Management Services as of January 1, 2014. The First Amended Agreement would automatically terminate on April 30, 2014 (the “Initial Term”) unless a separate written agreement was executed by the parties (if so extended, the “Extended Initial Term”). On April 30, 2014, the First Amended Agreement automatically terminated pursuant to term of the First Amendment to Management Agreement dated as of January 27, 2014 and the Company did not pursue a further amendment or extension.

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

The liabilities of the Company’s discontinued operations related to VCM at December 31, 2014, consists of $25,500 in accrued liabilities recorded as Current liabilities - discontinued operations.

Sportify, Inc.

On March 5, 2014, Sports Asylum, Inc. changed its name to Sportify, Inc.

During the quarter ended December 31, 2013, the Company entered into a definitive plan to sell the assets related to Sportify.com, which includes the web software, trademarks, non-premium sports-related domain names and goodwill associated with its acquisition of Sportify, Inc. The transaction did not materialize and consequently the assets were not sold. Sportify, Inc. owns and operates the intellectual property associated with www.Sportify.com. The Company entered into a definitive plan to sell the assets related to Sportify because during the quarter ended December 31, 2013, management decided to focus the Company’s efforts and resources on expanding its operations in the manufactured housing industry. At December 31, 2013, the Company reclassed the assets, which had a net book value of $456,000, which amount comprised of $100,000 in sports related non-premium domain names, $10,000 in Sportify.com premium domain name, $1,000 in trademarks, $59,000 in goodwill, $430,000 in web software and $143,000 in accumulated amortization, to discontinued operations. At December 31, 2014, there were no assets or liabilities related to Sportify. For comparative purposes, all prior periods presented have been restated to reflect the reclassification of this entity to discontinued operations on a consistent basis. The Company does not expect any continuing cash flows from Sportify’s discontinued operations.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

Audited

Wisdom Home Loans of America, Inc., VerticalCore Media, Inc., and VerticalCore Technologies, Inc.

On March 12, 2014 VerticalCore Solutions, Inc. changed its name to Wisdom Home Loans of America, Inc.

In conjunction with the sale of ManufacturedHomes.com, the Company discontinued the operations of Wisdom Home Loans of America, Inc. (“WHLOA”), VerticalCore Technologies, Inc. (“VCT”), and VerticalCore Media, Inc. (“VCM”), which previously oversaw the operations of ManufacturedHomes.com and its then Las Vegas office. See Note 4. Asset Sale for more information.

For comparative purposes, all prior periods presented have been restated to reflect the reclassification of these entities to discontinued operations on a consistent basis. The Company does not expect any continuing cash flows from WHLOA, VCT nor VCM discontinued operations.

Wisdom Home Loans of America, Inc. – At December 31, 2014, there were no assets or liabilities related to WHLOA.

VerticalCore Media, Inc. – At December 31, 2014, there were no assets or liabilities related to VCM.

VerticalCore Technologies, Inc. - At December 31, 2014, there were no assets or liabilities related to VCT.

Note 12. Accrued Liabilities

Accrued liabilities at December 31, 2014 and December 31, 2013 are comprised of the following:

	December 31,	December 31,
Accrued liabilities	2014	2013
Tax payable	$1,098,000	1,196,000
Deferred tax liability short term	—	146,000
Obligations on stock based compensation	73,500	440,000
Obligations on consulting agreements	55,000	27,000
Payroll liabilities	145,734	97,018
Customer deposits	19,821	—
Other	38,836	—
Total accrued liabilities	$1,430,891	$1,906,018

At December 31, 2014, the Company had $1,098,000 in federal and state taxes payable which represent amounts due and payable for the years ended December 31, 2011 and 2012.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

Audited

Note 13. Notes Payable

Abrams

On September 8, 2014, the Company entered into a Securities Purchase Agreement and issued a Convertible Promissory Note. The Note is in the original principal amount of $35,000, pays interest at the rate of 8% per annum, and has a maturity date of September 7, 2015. The Company may prepay the Note at any time for a premium of 120% of the principal amount and any accrued and unpaid interest. The Note is convertible into its common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 62% multiplied by the Market Price (as defined herein) (representing a discount rate of 38%), but no more than $0.06 per share. “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the five Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the VWAP value as posted on Bloomberg. The “Fixed Conversion Price” shall mean $0.0005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The purchase and sale of the Note closed on September 9, 2014, the date that the purchase price was delivered to the Company. At December 31, 2014, the Company had $35,875 in accrued interest and principal recorded as a current note payable.

On November 20, 2014, the Company entered into a Promissory Note and Stock Purchase Agreement, pursuant to which the Company issued, a senior promissory note in the principal amount of Fifty Thousand Dollars ($50,000) and fifty thousand (50,000) shares of its common stock. The Note has an interest of rate of 15% per annum and has a maturity date of January 20, 2016. The Company accounts for debt discount according to ASC 470-20 Debt With Conversion And Other Options. No debt discount associated with the Convertible Note was recorded because the fair value of the common stock at the commitment date ($0.095) was less than the effective conversion price of the conversion feature ($0.20). As such, there was no intrinsic value associated with the conversion feature and thus no debt discount was recognized.

Adar Bay

On June 27, 2014, the Company entered into a Securities Purchase Agreement with Adar Bays, LLC, pursuant to which it sold to Adar two (2) 8% convertible notes, each in the principal amount of $35,000 (the “Notes”). The first of the two notes (the “First Note”) was paid for by Adar at the Closing, while the second of the two notes (the “Second Note”) was paid for the issuance of an offsetting $35,000 note issued by the Company to the Buyer (the “Buyer Note”), provided that prior to conversion of the Second Note, the Buyer must have paid off the Buyer Note. Each of the Notes have a maturity date of June 30, 2015 and is convertible after 180 days into common stock at 58% of the lowest trading price of the common stock for the ten (10) prior trading days, with a floor of $0.0001 per share. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The First Note can be prepaid by the Company at a premium as follows: (a) between 0 and 90 days after issuance – 130% of the principal amount; (b) between 91 and 150 days after issuance – 140% of the principal amount; and (c) between 151 and 180 days after issuance – 150% of the principal amount. The Second Note cannot be prepaid; however, if the First Note is prepaid, the Second Note shall be automatically cancelled, as will the Buyer Note. The Buyer Note has a maturity of February 28, 2015 and bears interest at the rate of 8% per annum. The purchase and sale of the Notes closed on June 30, 2014, the date that the purchase price was delivered to the Company. On December 26, 2014, the Company repaid the promissory note to Adar Bays, LLC. The Company repaid the entire principal balance of the Notes plus accrued interest and a prepayment premium, in the total amount of Fifty Three Thousand Nine Hundred Fifteen Dollars and Fifty Six Cents ($53,915.56).

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

Audited

Asher Enterprises

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

On January 6, 2014, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which the Company sold to Asher a 8% Convertible Promissory Note in the original principal amount of $63,000 (the “Note”). The Note had a maturity date of October 8, 2014, and is convertible after 180 days into its common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by the Company at a premium as follows: (a) between 31 and 60 days after issuance – 114% of the principal amount; (b) between 61 and 90 days after issuance – 120% of the principal amount; (c) between 91 and 120 days after issuance – 124% of the principal amount; (d) between 121 and 180 days after issuance – 130% of the principal amount. The purchase and sale of the Note closed on January 10, 2014, the date that the purchase price was delivered to the Company. On July 8, 2014, the Company repaid the promissory note to Asher Enterprises, Inc. The Company repaid the entire principal balance of the Note, plus accrued interest and a prepayment premium, in the amount of Eighty Four Thousand Four Hundred Dollars ($84,400.00).

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

On February 24, 2014, the Company entered into a Securities Purchase Agreement with Asher Enterprises, Inc., pursuant to which the Company sold to Asher a 8% Convertible Promissory Note in the original principal amount of $53,000 (the “Note”). The Note had a maturity date of November 26, 2014, and is convertible after 180 days into its common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 30 days after issuance – 109% of the principal amount; (b) between 31 and 60 days after issuance – 114% of the principal amount; (c) between 61 and 90 days after issuance – 120% of the principal amount; (d) between 91 and 120 days after issuance – 124% of the principal amount; (e) between 121 and 180 days after issuance – 130% of the principal amount. The purchase and sale of the Note closed on February 28, 2014, the date that the purchase price was delivered to the Company. On August 25, 2014, the Company repaid the promissory note to Asher Enterprises, Inc. The Company repaid the entire principal balance of the Note, plus accrued interest and a prepayment premium, in the amount of Seventy One Thousand Dollars ($71,000).

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

Audited

On May 1, 2014, the Company entered into Securities Purchase Agreements with Asher Enterprises, Inc., pursuant to which it sold to Asher, or its affiliates, 8% Convertible Promissory Notes in the original principal amount of $47,500 (the “Note”). The Note has a maturity date of February 5, 2015, and is convertible after one hundred and eighty (180) days into common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest six (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Notes will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Notes can be prepaid by the Company at a premium as follows: (a) between 31 and 60 days after issuance - 114% of the principal amount; (b) between 61 and 90 days after issuance - 120% of the principal amount; (c) between 91 and 120 days after issuance - 124% of the principal amount; (d) between 121 and 180 days after issuance - 130% of the principal amount. The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with the Company’s operations, and there was no solicitation. On October 27, 2014, the Company repaid the promissory note to Asher Enterprises, Inc. The Company repaid the entire principal balance of the Note, plus accrued interest and a prepayment premium, in the amount of Sixty Eight Thousand Two Hundred and Seventeen Dollars and Eighty One Cents ($68,217.81).

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

Auctus Private Equity Fund

On December 15, 2014, the Company entered into a Securities Purchase Agreement with Auctus Private Equity Fund, LLC, pursuant to which the Company sold to Auctus a 8% Convertible Promissory Note in the original principal amount of $55,000 (the “Note”). The Note has a maturity date of September 16, 2015, and is convertible after 180 days into its common stock at the greater of (i) the Variable Conversion Price and (ii) $0.0001. The “Variable Conversion Price” shall mean 48% multiplied by the Market Price (representing a discount rate of 52%). “Market Price” means the average of the lowest Trading Price for the Common Stock during the fifteen (15) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 30 days after issuance – 115% of the principal amount and any accrued and unpaid interest; (b) between 31 and 60 days after issuance – 120% of the principal amount and any accrued and unpaid interest; (c) between 61 and 90 days after issuance – 125% of the principal amount and any accrued and unpaid interest; (d) between 91 and 120 days after issuance – 130% of the principal amount and any accrued and unpaid interest; and (e) between 121 days and 180 days after issuance – 135% of the principal amount and any accrued and unpaid interest. The purchase and sale of the Note closed on December 16, 2014, the date that the purchase price was delivered to the Company.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

Audited

Backman Notes

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

On December 26, 2014, the Company entered into a Secured Promissory Note and Stock Purchase Agreement with a third party investor. Pursuant to the Agreement, the investor tendered fifty thousand dollars ($50,000) in exchange for (i) secured 15% promissory note, with a maturity date of February 26, 2016, issued by its wholly owned subsidiary, White Mountain River, Inc., but convertible into its common stock in certain circumstances, and (ii) two hundred thousand (200,000) shares of its common stock. The Company guaranteed payment of the Note, which is secured by any and all assets purchased using the proceeds therefrom. The issuance of the note and shares was exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. The Company accounts for debt discount according to ASC 470-20 Debt With Conversion And Other Options. No debt discount associated with the Convertible Note was recorded because the fair value of the common stock at the commitment date ($0.08) was less than the effective conversion price of the conversion feature ($0.20). As such, there was no intrinsic value associated with the conversion feature and thus no debt discount was recognized.

Buckles Note

On November 20, 2014, the Company entered into a Promissory Note and Stock Purchase Agreement, pursuant to which the Company issued, a senior promissory note in the principal amount of Fifty Thousand Dollars ($50,000) and fifty thousand (50,000) shares of its common stock. The Note has an interest of rate of 15% per annum and has a maturity date of January 20, 2016. The Company accounts for debt discount according to ASC 470-20 Debt With Conversion And Other Options. No debt discount associated with the Convertible Note was recorded because the fair value of the common stock at the commitment date ($0.095) was less than the effective conversion price of the conversion feature ($0.20). As such, there was no intrinsic value associated with the conversion feature and thus no debt discount was recognized.

Caesar Capital

On September 8, 2014, the Company entered into a Securities Purchase Agreement and issued a Convertible Promissory Note. The Note is in the original principal amount of $35,000, pays interest at the rate of 8% per annum, and has a maturity date of September 7, 2015. The Note may be prepaid by the Company at any time for a premium of 120% of the principal amount and any accrued and unpaid interest. The Note is convertible into its common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 62% multiplied by the Market Price (as defined herein) (representing a discount rate of 38%), but no more than $0.06 per share. “Market Price” means the lowest Trading Price (as defined below) for the Common Stock during the five Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means, for any security as of any date, the VWAP value as posted on Bloomberg. The “Fixed Conversion Price” shall mean $0.0005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The purchase and sale of the Note closed on September 9, 2014, the date that the purchase price was delivered to the Company.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

Audited

On November 20, 2014, the Company entered into a Promissory Note and Stock Purchase Agreement, pursuant to which the Company issued, a senior promissory note in the principal amount of Fifty Thousand Dollars ($50,000) and fifty thousand (50,000) shares of its common stock. The Note has an interest of rate of 8% per annum and has a maturity date of January 20, 2016. The Company accounts for debt discount according to ASC 470-20 Debt With Conversion And Other Options. No debt discount associated with the Convertible Note was recorded because the fair value of the common stock at the commitment date ($0.095) was less than the effective conversion price of the conversion feature ($0.20). As such, there was no intrinsic value associated with the conversion feature and thus no debt discount was recognized.

DeLue Notes

On March 26, 2014, the Company entered into, with a third party investor, a 20% convertible secured promissory note with a maturity date of April 26, 2015 and in the principal amount of $100,000 (the “Convertible Note”), which is convertible into the Company’s common stock at $0.08 per share and which is collateralized by up to $15,000 on a monthly basis by the $100,000 in monthly payments which the Company receives pursuant to its sale of WeedMaps Media, Inc. if not paid in full within six months of the date of the Note. Furthermore, as further collateral, the Company placed 2,500,000 shares of its common stock into escrow. Finally, as an incentive to the third party investor to enter into the Note, the Company issued 300,000 shares of its common stock. The Company accounts for debt discount according to ASC 470-20 Debt With Conversion And Other Options. No debt discount associated with the Convertible Note was recorded because the fair value of the common stock at the commitment date ($0.05) was less than the effective conversion price of the conversion feature ($0.07). As such, there was no intrinsic value associated with the conversion feature and thus no debt discount was recognized.

On December 26, 2014, the Company entered into a Secured Promissory Note and Stock Purchase Agreement with a third party investor. Pursuant to the Agreement, the investor tendered one hundred thousand dollars ($100,000) in exchange for a secured 15% promissory note which has a maturity date of February 22, 2016 and is issued by its wholly owned subsidiary, White Mountain River, Inc., but convertible into its common stock in certain circumstances. The Company guaranteed payment of the Note, which is secured by any and all assets purchased using the proceeds therefrom. The issuance of the note and shares was exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933. In connection with the transaction, on January 20, 2015, the Company entered into a Consulting Agreement with Robert S. DeLue pursuant to which the Company issued him three hundred thousand (300,000) shares of its common stock.

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

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

Audited

On May 19, 2014, the Company sold the following domain names: www.ManufacturedHome.com, www.ManufacturedHomes.com www.ManufacturedHouse.com, www.ManufacturedHomes.net, and www.ModularHomes.com. Pursuant to the terms of the sale, the buyer assumed all of the Company’s obligations under the Lease Agreement the Company had with Domain Capital, LLC. See Note 4. Asset Sale for more information.

Elkins Trust Note

On December 22, 2014, the Company entered into a Secured Promissory Note and Stock Purchase Agreement with a third party investor. Pursuant to the Agreement, the investor tendered fifty thousand dollars ($50,000) in exchange for (i) secured 15% promissory note, with a maturity date of February 22, 2016, issued by its wholly owned subsidiary, White Mountain River, Inc., but convertible into its common stock in certain circumstances. The Company guaranteed payment of the Note, which is secured by any and all assets purchased using the proceeds therefrom. The issuance of the note and shares was exempt from registration pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933.

Geist Note

On November 20, 2014, the Company entered into a Promissory Note and Stock Purchase Agreement pursuant to which the Company issued a senior promissory note in the principal amount of Fifty Thousand Dollars ($50,000) and fifty thousand (50,000) shares of its common stock. The Note has an interest of rate of 15% per annum and has a maturity date of January 20, 2016. The Company accounts for debt discount according to ASC 470-20 Debt With Conversion And Other Options. No debt discount associated with the Convertible Note was recorded because the fair value of the common stock at the commitment date ($0.095) was less than the effective conversion price of the conversion feature ($0.20). As such, there was no intrinsic value associated with the conversion feature and thus no debt discount was recognized.

JARVCO Note

On November 4, 2014, the Company entered into a Promissory Note, pursuant to which the Company issued a promissory note in the principal amount of Twenty Seven Thousand Dollars ($27,000) in exchange for 4 homesites located in the Strawberry Addition in the City of Arp, Texas. The Note has an interest of rate of 7% per annum and has a maturity date of February 2, 2015.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

Audited

KBM Worldwide Inc.

On June 2, 2014, the Company entered into Securities Purchase Agreements with KBM Worldwide Inc., pursuant to which it sold to KBM Worldwide, or its affiliates, an 8% Convertible Promissory Note in the original principal amount of $63,000 (the “Note”). The Note has a maturity date of March 15, 2015, and is convertible after one hundred and eighty (180) days into common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest six (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by the Company at a premium as follows: (a) between 31 and 60 days after issuance - 114% of the principal amount; (b) between 61 and 90 days after issuance - 120% of the principal amount; (c) between 91 and 120 days after issuance - 124% of the principal amount; (d) between 121 and 180 days after issuance - 130% of the principal amount. The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with the Company’s operations, and there was no solicitation. On December 4, 2014, the Company repaid the promissory note to KBM Worldwide, Inc. The Company repaid the entire principal balance of the Note plus accrued interest and a prepayment premium, in the total amount of Eighty Four Thousand Three Hundred Seventy One Dollars and Sixty Seven Cents ($84,371.67).

On July 9, 2014, the Company entered into Securities Purchase Agreements with KBM Worldwide Inc., pursuant to which it sold to KBM Worldwide, or its affiliates, an 8% Convertible Promissory Note in the original principal amount of $53,000 (the “Note”). The Note has a maturity date of April 14, 2015, and is convertible after one hundred and eighty (180) days into common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest six (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by the Company at a premium as follows: (a) between 31 and 60 days after issuance - 114% of the principal amount; (b) between 61 and 90 days after issuance - 120% of the principal amount; (c) between 91 and 120 days after issuance - 124% of the principal amount; (d) between 121 and 180 days after issuance - 130% of the principal amount. The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with the Company’s operations, and there was no solicitation. On January 9, 2015, the Company repaid the promissory note to KBM Worldwide, Inc. The Company repaid the entire principal balance of the Note plus accrued interest and a prepayment premium, in the total amount of Seventy One Thousand and Fifteen Dollars ($71,015.00).

On August 26, 2014, the Company entered into Securities Purchase Agreements with KBM Worldwide Inc., pursuant to which it sold to KBM Worldwide, or its affiliates, an 8% Convertible Promissory Note in the original principal amount of $47,500 (the “Note”). The Note has a maturity date of May 28, 2015, and is convertible after one hundred and eighty (180) days into common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest six (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by the Company at a premium as follows: (a) between 31 and 60 days after issuance - 114% of the principal amount; (b) between 61 and 90 days after issuance - 120% of the principal amount; (c) between 91 and 120 days after issuance - 124% of the principal amount; (d) between 121 and 180 days after issuance - 130% of the principal amount. The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Rule 506 of Regulation D promulgated thereunder. The purchaser was an accredited and sophisticated investor, familiar with the Company’s operations, and there was no solicitation. On February 26, 2015, the Company repaid the promissory note to KBM Worldwide, Inc. The Company repaid the entire principal balance of the Note plus accrued interest and a prepayment premium, in the total amount of Sixty Three Thousand Six Hundred Forty Four Dollars and Eighty Cents ($63,644.80).

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

Audited

On October 20, 2014, the Company entered into a Securities Purchase Agreement with KBM Worldwide, Inc., pursuant to which the Company sold to KBM Worldwide a 8% Convertible Promissory Note in the original principal amount of $83,000 (the “Note”). The Note has a maturity date of July 22, 2015, and is convertible after 180 days into its common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%).“Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 30 days after issuance – 109% of the principal amount and any accrued and unpaid interest; (b) between 31 and 60 days after issuance – 114% of the principal amount and any accrued and unpaid interest; (c) between 61 and 90 days after issuance – 120% of the principal amount and any accrued and unpaid interest; (d) between 91 and 120 days after issuance – 124% of the principal amount and any accrued and unpaid interest; and (e) between 121 days and 180 days after issuance – 130% of the principal amount and any accrued and unpaid interest. The purchase and sale of the Note closed on October 28, 2014, the date that the purchase price was delivered to the Company.

On November 10, 2014, the Company entered into a Securities Purchase Agreement with KBM Worldwide, Inc., pursuant to which the Company sold to KBM Worldwide a 8% Convertible Promissory Note in the original principal amount of $54,000 (the “Note”). The Note has a maturity date of August 12, 2015, and is convertible after 180 days into its common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 30 days after issuance – 109% of the principal amount and any accrued and unpaid interest; (b) between 31 and 60 days after issuance – 114% of the principal amount and any accrued and unpaid interest; (c) between 61 and 90 days after issuance – 120% of the principal amount and any accrued and unpaid interest; (d) between 91 and 120 days after issuance – 124% of the principal amount and any accrued and unpaid interest; and (e) between 121 days and 180 days after issuance – 130% of the principal amount and any accrued and unpaid interest. The purchase and sale of the Note closed on November 14, 2014, the date that the purchase price was delivered to the Company.

On December 9, 2014, the Company entered into a Securities Purchase Agreement with KBM Worldwide, Inc., pursuant to which the Company sold to KBM Worldwide a 8% Convertible Promissory Note in the original principal amount of $63,500 (the “Note”). The Note has a maturity date of September 10, 2015, and is convertible after 180 days into its common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 30 days after issuance – 109% of the principal amount and any accrued and unpaid interest; (b) between 31 and 60 days after issuance – 114% of the principal amount and any accrued and unpaid interest; (c) between 61 and 90 days after issuance – 120% of the principal amount and any accrued and unpaid interest; (d) between 91 and 120 days after issuance – 124% of the principal amount and any accrued and unpaid interest; and (e) between 121 days and 180 days after issuance – 130% of the principal amount and any accrued and unpaid interest. The purchase and sale of the Note closed on December 11, 2014, the date that the purchase price was delivered to the Company.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

Audited

On December 30, 2014, the Company entered into a Securities Purchase Agreement with KBM Worldwide, Inc., pursuant to which the Company sold to KBM Worldwide a 8% Convertible Promissory Note in the original principal amount of $45,000 (the “Note”). The Note has a maturity date of October 2, 2015, and is convertible after 180 days into its common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 51% multiplied by the Market Price (representing a discount rate of 49%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 90 days after issuance – 130% of the principal amount and any accrued and unpaid interest; (b) between 91 and 150 days after issuance – 135% of the principal amount and any accrued and unpaid interest; and (c) between 151 and 180 days after issuance – 140% of the principal amount and any accrued and unpaid interest. The purchase and sale of the Note closed on December 31, 2014, the date that the purchase price was delivered to the Company.

LG Capital Funding

On May 16, 2014, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC (“LG Capital”), pursuant to which it sold to LG Capital an 8% Convertible Promissory Note in the original principal amount of $105,000 (the “Note”). The Note has a maturity date of May 16, 2015, and is convertible after 180 days into common stock at a forty two percent (42%) discount from the lowest trading price of the common stock, as reported by any exchange upon which the common stock is then traded, for the ten (10) trading days prior to the Company’s receipt of notice from the Note holder to exercise this conversion feature. The conversion price shall be subject to a minimum conversion price of $0.0001 per share (the “floor price”), but in the event that the floor price is triggered, the conversion discount shall increase from forty two percent (42%) to fifty two (52%), calculated against the floor price. Interest accrued on the Note shall be payable in shares of common stock, calculated using the same conversion formula. The Note can be prepaid at a premium as follows: (a) between 0 and 90 days after issuance – 120% of the principal amount; (b) between 91 and 150 days after issuance – 130% of the principal amount; (c) between 151 and 180 days after issuance – 140% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on May 19, 2014, the date that the purchase price was delivered to the Company. On November 5, 2014, the Company repaid the promissory note to LG Capital Funding, LLC. The Company repaid the entire principal balance of the Note, plus accrued interest and a prepayment premium in the amount of One Hundred and Fifty Thousand Nine Hundred Twelve Dollars ($150,912).

On October 29, 2014, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC (“LG Capital”), pursuant to which the Company sold to LG Capital an 8% Convertible Promissory Note in the original principal amount of $105,000 (the “Note”). The Note has a maturity date of October 29, 2015, and is convertible after 180 days into its common stock at a forty two percent (42%) discount from the lowest trading price of its common stock, as reported by any exchange upon which its common stock is then traded, for the ten (10) trading days prior to its receipt of notice from the Note holder to exercise this conversion feature. The conversion price shall be subject to a minimum conversion price of $0.0001 per share (the “floor price”), but in the event that the floor price is triggered, the conversion discount shall increase from forty two percent (42%) to fifty two (52%), calculated against the floor price. Interest accrued on the Note shall be payable in shares of its common stock, calculated using the same conversion formula. The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 90 days after issuance – 120% of the principal amount; (b) between 91 and 150 days after issuance – 130% of the principal amount; (c) between 151 and 180 days after issuance – 140% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on October 31, 2014, the date that the purchase price was delivered to the Company.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

Audited

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

Below is a summary of note payable amounts which include accrued interest:

Notes payable - current portion	December 31, 2014	December 31, 2013
Abrams Notes	$35,875	$-
Asher Enterprises	-	152,000
Auctus Private Equity Fund	55,192	-
Backman Notes	115,233	-
Caesar Capital Group	35,875	-
DeLue Notes	113,781	-
Domain Capital	-	44,087
JARVCO Note	25,981	-
KBM Worldwide	351,557	-
LG Capital	106,450	-
Typenex Co-Investments	89,388	-
Total notes payable – current portion	$929,332	$196,087

Notes payable - noncurrent portion	December 31, 2014	December 31, 2013
Abrams Notes	$51,007	$-
Backman Notes	50,185	-
Buckles Note	50,842	-
Caesar Capital Group	50,986	-
DeLue Notes	100,370	-
Domain Capital	-	95,519
Elkins Trust Note	50,185	-
Geist Note	50,904	-
Total notes payable - noncurrent portion	$404,479	$95,519

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

Audited

Note 14. Notes Payable - Related Party

Sportify Note

On December 31, 2012, the Company entered into a Securities Purchase Agreement by and among it, on the one hand, and Sportify, Inc., a Nevada corporation, and its shareholders, Sabas Carrillo (“Carrillo”), an individual, and James Pakulis (“Pakulis”), an individual and one of the Company’s officers and directors, on the other hand. Pursuant to the agreement, upon the closing of the transaction, the Company purchased 100% of the issued and outstanding equity interests of Sportify in exchange for (a) the cancellation of a previous Secured Promissory Note issued to Sportify, entered into on or about August 22, 2012 and with an outstanding principal balance of Two Hundred Eighty Five Thousand Dollars ($285,000) and (b) Two Hundred Fifteen Thousand Dollars ($215,000) represented by promissory notes in the original principal amount of One Hundred Sixty One Thousand Two Hundred Fifty Dollars ($161,250) to Pakulis and Fifty Six Thousand Seven Hundred Fifty Dollars ($53,750) to Carrillo. The closing of the purchase took place on December 31, 2012. On July 11, 2013, the Company entered into a First Amendment to Promissory Note with each of Pakulis and Carrillo to extend the date that it will begin making payments thereunder from June 30, 2013 to September 30, 2013, and extended the maturity date of the notes by a corresponding six months. On November 8, 2013, effective as of September 30, 2013, the Company entered into a Second Amendment to Promissory Note with each of Pakulis and Carrillo to extend the date that it will begin making payments thereunder from September 30, 2013 to December 31, 2013, and extended the maturity date of the notes by a corresponding six months. On October 25, 2013, Carrillo converted the $53,750 outstanding balance of his note, plus $11,125 in accounts receivable for services rendered, into 395,805 shares of our common stock. On March 19, 2014, effective as of December 31, 2013, the Company entered into a Third Amendment to Promissory Note with Pakulis to extend the date that it will begin making payments thereunder from December 31, 2013 to January 1, 2015, and extended the maturity date of the notes by a corresponding twelve months. On March 10, 2015, effective as of December 31, 2014, the Company entered into a Fourth Amendment to Promissory Note with Pakulis to extend the date that it will begin making payments thereunder from January 1, 2015, to January 1, 2017, and extended the maturity date of the note to December 15, 2018.

Note 15. Other Long Term Accrued Liabilities

At December 31, 2014, the Company had a balance of $118,750 in noncurrent tax payable.

Note 16. Inventory Flooring Credit Line

On May 12, 2014, the Company entered into a consignment agreement (the “Consignment Agreement”) and Indemnification Agreement with a third-party Inventory Financing Company (the “Inventory Financer”), pursuant to which the Inventory Financer will consign new and used manufactured home inventory to the Company’s wholly owned subsidiary, Wisdom Manufactured Homes Of America, Inc. (“WMHOA”). Per the Consignment Agreement, WMHOA is to pay the Inventory Financer a monthly fee of one percent (1%) of the agreed consignment price for fees incurred during the prior calendar month, or prorated for any partial month. Fees for consigned property begin to accrue from (i) the date used inventory is consigned or (ii) in the case of new inventory, from the date the property is ready to ship and WMHOA has been notified of its readiness for shipment.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

Audited

The consignment price for used inventory shall be One Thousand Dollars ($1,000) greater than the Inventory Financer’s acquisition price for a singlewide manufactured home and Fifteen Hundred Dollars ($1,500) greater for a multisection home. The consignment price for new inventory shall be equal to the Inventory Financer’s invoice price. WMHOA shall reduce the outstanding balance of consigned property by One Thousand Dollars ($1,000) per year, due on the anniversary of each respective consignment, and after the first anniversary of any consigned property, the monthly consignment fee with respect to such property shall increase from 1% to 1.4%. In the event any mobile home is consigned for eleven hundred (1,100) days or more, the entire balance owing shall be immediately due and payable. All money received by WMHOA for the purpose of selling a mobile home consigned by the Inventory Financer to WMHOA shall be held in trust for the benefit of the Inventory Financer until the entire outstanding balance owed for the consigned property is satisfied. Furthermore, the Inventory Financer shall have a security interest in all manufactured homes that have been financed by the Inventory Financer or for which the Inventory Financer has advanced any funds or incurred any obligation which has enabled WMHOA to acquire the manufactured homes.

The Consignment Agreement shall be effective for a term of five (5) years or for so long as there are manufactured homes consigned to WMHOA by the Inventory Financer. During the term of the Consignment Agreement, WMHOA will maintain insurance on all manufactured homes consigned to it by Legal, and shall be responsible for any home that is destroyed or suffers more than Fifteen Hundred Dollars ($1,500) in damage. For a period of three (3) years following the termination of the Consignment Agreement, WMHOA shall not operate, own, mange, or in any way be affiliated with a mobile home sales facility within twenty (20) miles of WMHOA’s facility located at 4888 FM 2264, Rhome, Texas, 76078.

On May 12, 2014, the Company entered into an addendum to the Consignment Agreement. Pursuant thereto, so long as WMHOA is current on all amounts owed to the Inventory Financer and maintains a consignment inventory of at least four (4) manufactured homes during the previous month, the consignment fee owed to the Inventory Financer shall be reduced from 1% to 0.8% per month, and prorated for any partial month. This reduced rate shall be in addition to a Ten Dollar ($10) monthly administration fee and does not pertain to any consigned inventory that has been held on consignment for more than one (1) year.

On May 21, 2014, the Company paid the Inventory Financer a Fifty Thousand Dollar ($50,000) security deposit, which the Inventory Financer can use to setoff past due amounts owed pursuant to the Consignment Agreement, should any exist in the future. In two (2) years, if WMHOA is in compliance with the Consignment Agreement and current on all amounts due and owing to the Inventory Financer thereunder, if any, the security deposit will be refunded to WMHOA. During November 2014, the Company paid the Inventory Financer an additional Twenty Five Thousand Dollar ($25,000) security deposit in connection with the opening of the Mt. Pleasant retail center.

During October 2014, the Company was offered by the Inventory Financer a no-interest financing program pursuant to which this one-time financing program effectively increased its flooring line by approximately $1 million.

At December 31, 2014, the Company had recorded $1,219,241 in the flooring credit line.

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

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

Audited

As of December 31, 2014, there were 285,000 common stock purchase warrants outstanding that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period presented.

Note 18. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the Company's tax provisions and deferred tax assets as of December 31, 2014 and December 31, 2013 are as follows:

The components of tax provision:

	December 31, 2014	December 31, 2013
Current
Federal	$(98,000)	$(475,000)
State	-	70,750
	(98,000)	(404,250)
Deferred
Federal	(36,000)	(651,000)
State	94,000	(268,000)
	58,000	(919,000)

Change in valuation allowance	(120,000)	(77,000)

Total provision	$(160,000)	$(1,400,250)

The total tax benefit for the year ended December 31, 2014 is $160,000 of which $176,000 corresponds to current operations and $16,000 (tax provision) corresponds to discontinued operations. The total tax provision for the year ended December 31, 2013 is $1,391,250 of which $1,400,250 corresponds to current operations and $9,000 (tax benefit) corresponds to discontinued operations.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

Audited

The components of deferred tax assets and liabilities:

	December 31, 2014	December 31, 2013
Deferred income tax assets:
State taxes	$129,000	$129,000
Net operating losses	425,000	357,000
Depreciation	-	137,000
Accruals and other	-	-
	554,000	623,000

Deferred income tax liabilities:
Depreciation	(12,000)	-
Installment gain	(367,000)	(390,000)
	175,000	233,000

Valuation allowance	(175,000)	(295,000)

Net deferred tax assets/(liabilities)	$-	$(62,000)

For the years ended December 31, 2014 and 2013, a reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

Effective Tax Rate	December 31, 2014	December 31, 2013
Federal statutory	0.00%	34.00%
State and local, net of federal	0.00%	2.17%
Permanent and other items	(7.33)%	0.80%
Installment gain	1.13%	8.53%
Return to provision	4.82%	0.68%
Net operating loss	3.34%
Change in Valuation allowance	5.90%	(0.85)%

Total effective tax rate	7.87%	45.33%

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

Audited

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the Company's loss for the year ended December 31, 2014, the Company has provided a valuation allowance in the amount of $175,000 against its deferred tax assets. The amount of deferred tax assets considered realizable could change if future taxable income is realized. At both December 31, 2014 and December 31, 2013, the Company had U.S. federal tax net operating loss carryforwards (“NOLs”) of approximately $1,125,000 and $554,000, respectively, which begin to expire in 2021. The NOLs are subject to limitations under IRC Section 382 of the Internal Revenue Code (“Section 382”).

Note 19. Related Party Transactions

All material intercompany transactions have been eliminated upon consolidation of the Company’s entities. During the year ended December 31, 2014, cash transfers, equity and accounts between the Company and its subsidiaries have been eliminated upon consolidation.

See Note 14. Notes Payable- Related Party for information regarding a Securities Purchase Agreement entered into on December 31, 2012, with Sportify, Inc., a Nevada corporation, and its shareholders, Sabas Carrillo, an individual, and James Pakulis, an individual and one of the Company’s officers and directors.

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

On July 1, 2014, the Company entered into a Lease Agreement for a two-acre lot, including office and parking, in Mt. Pleasant, Texas. The base rent is $2,500 per month, and the lease is for a period of 24 months.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

Audited

Set forth below is a summary of current obligations as of December 31, 2014 comprised exclusively of the rental lease obligations to make future payments due by the period indicated below:

Rhome, Texas Retail Center	Minimum Payments	Monthly Base Rent
2015	$15,600	$1,300

2016	$1,300	$1,300

Tyler, Texas Retail Center	Minimum Payments	Monthly Base Rent
2015	$30,000	$2,500

2016	$30,000	$2,500

2017	$12,500	$2,500

Jacksboro, Texas Retail Center	Minimum Payments	Monthly Base Rent
2015	$13,296	$1,108

Mt. Pleasant, Texas Retail Center	Minimum Payments	Monthly Base Rent
2015	$30,000	$2,500

2016	$15,000	$2,500

Note 21. Warrants

As of December 31, 2014, there were 285,000 common stock purchase warrants outstanding. The following table summarizes information about common stock warrants outstanding at December 31, 2014.

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Exercise Price Average	Number Exercisable	Weighted Average Exercise Price

$0.075	285,000	4.69	0.075	285,000	0.075

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

Audited

Note 22. Subsequent Events

The Company evaluated its December 31, 2014 financial statements for subsequent events through March 25, 2014, the date the financial statements were available to be issued.

Corporate Name Change

On March 3, 2015, the Company changed its name from SearchCore, Inc. to Wisdom Homes of America, Inc. The name change was unanimously approved by our Board of Directors on December 22, 2014, and by a majority of our outstanding shares of common stock at our annual shareholder meeting held on March 3, 2015.

Stock Based Compensation

On January 7, 2015, the Company approved the issuance of an aggregate of 1,050,000 shares of its common stock, effective as of December 31, 2014, restricted in accordance with Rule 144, to seven (7) individuals and entities for services valued at $73,500.

On January 7, 2015, the Company approved the issuance of an aggregate of 975,000 shares of its common stock, effective as of January 2, 2015, restricted in accordance with Rule 144, to five (5) individuals and entities for services valued at $68,250.

On February 6, 2015, the Company issued an aggregate of 650,000 shares of its common stock, effective as of December 31, 2014, restricted in accordance with Rule 144, to an entity for services valued at $45,500.

KBM Worldwide, Inc.

On January 9, 2015, the Company repaid the promissory note to KBM Worldwide, Inc., that on July 9, 2014, the Company entered into in connection with a Securities Purchase Agreement, pursuant to which the Company sold KBM Worldwide an 8% Convertible Promissory Note in the principal amount of Fifty Three Thousand Dollars ($53,000) (the “Note”). The Company repaid the entire principal balance of the Note plus accrued interest and a prepayment premium, in the total amount of Seventy One Thousand and Fifteen Dollars ($71,015.00).

On February 26, 2015, the Company repaid the promissory note to KBM Worldwide, Inc., that on August 26, 2014, the Company entered into in connection with a Securities Purchase Agreement, pursuant to which the Company sold KBM Worldwide an 8% Convertible Promissory Note in the principal amount of Forty Seven Thousand Five Hundred Dollars ($47,500) (the “Note”). The Company repaid the entire principal balance of the Note plus accrued interest and a prepayment premium, in the total amount of Sixty Three Thousand Six Hundred Forty Four Dollars and Eighty Cents ($63,644.80).

Vista Capital Investments, LLC

On January 22, 2015, the Company entered into a Securities Purchase Agreement with Vista Capital Investments, LLC, pursuant to which the Company sold to Vista a 12% Convertible Promissory Note in the original principal amount of $55,000 (the “Note”) with a $5,000 original issue discount. The Note has a maturity date of January 22, 2016, and is convertible after 120 days into its common stock at 90% of the Market Price of its common stock (representing a discount rate of 10%). “Market Price” means the lowest traded price for the Common Stock during the twenty (20) trading days before the conversion. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by the Company up to 180 days after issuance at 120% of the principal amount and any accrued and unpaid interest. In connection with the sale of the Note, the Company also issued to Vista warrants to acquire 1,736,111 shares of its common stock at an exercise price of $0.075 per share (subject to adjustment). The warrants are exercisable for a period of five (5) years and contain a cashless exercise provision at the option of the holder.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

December 31, 2014

Audited

Acquisition of Homesites

On January 29, 2015, the Company entered into an agreement to purchase eleven (11) homesites in exchange for issuing a seventy six thousand dollar ($76,000) promissory note which carries 7% interest per annum and payable over 360 equal month payments beginning on March 1, 2015. The homesites are located at the Strawberry Addition in the City of Arp, Texas.

Exclusive Option to Improve and Sell 25 Homesites

On January 29, 2015, the Company received a signed copy of an Exclusive Option to Improve and Sell by and between its wholly-owned subsidiary, Wisdom Manufactured Homes Of America, Inc., and American National Credit Corporation. Pursuant to the Agreement, the Company has the exclusive option to improve and sell, at a pre-agreed upon price, twenty five (25) unimproved building homesites in Sherman, Texas that are owned by American National. The Company’s intention is to put a manufactured home on the homesites and sell them through a licensed real estate broker. The costs to improve the homesites will be split between the parties.

LG Capital Funding, LLC

On February 24, 2015, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC (“LG Capital”), pursuant to which the Company sold to LG Capital an 8% Convertible Promissory Note in the original principal amount of $105,000 (the “Note”). The Note has a maturity date of February 24, 2016, and is convertible after 170 days into its common stock at a forty two percent (42%) discount from the lowest trading price of its common stock, as reported by any exchange upon which its common stock is then traded, for the ten (10) trading days prior to its receipt of notice from the Note holder to exercise this conversion feature. The conversion price shall be subject to a minimum conversion price of $0.0001 per share (the “floor price”), but in the event that the floor price is triggered, the conversion discount shall increase from forty two percent (42%) to fifty two (52%), calculated against the floor price. Interest accrued on the Note shall be payable in shares of its common stock, calculated using the same conversion formula. The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 90 days after issuance – 120% of the principal amount; (b) between 91 and 150 days after issuance – 130% of the principal amount; (c) between 151 and 180 days after issuance – 140% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on February 27, 2015, the date that the purchase price was delivered to the Company.

Fourth Amendment to Sportify Note

On December 31, 2012, the Company entered into a Securities Purchase Agreement by and among it, on the one hand, and Sportify, Inc., a Nevada corporation, and its shareholders, Sabas Carrillo (“Carrillo”), an individual, and James Pakulis (“Pakulis”), an individual and one of the Company’s officers and directors, on the other hand. Pursuant to this agreement, upon the closing of the transaction, the Company purchased 100% of the issued and outstanding equity interests of Sportify in exchange for (a) the cancellation of a previous Secured Promissory Note issued to Sportify, entered into on or about August 22, 2012, and with an outstanding principal balance of Two Hundred Eighty Five Thousand Dollars ($285,000) and (b) Two Hundred Fifteen Thousand Dollars ($215,000) represented by promissory notes in the original principal amount of One Hundred Sixty One Thousand Two Hundred Fifty Dollars ($161,250) to Pakulis and Fifty Six Thousand Seven Hundred Fifty Dollars ($53,750) to Carrillo. The closing took place on December 31, 2012. On March 10, 2015, effective as of December 31, 2014, the Company entered into a Fourth Amendment to Promissory Note with Pakulis to extend the date that it will begin making payments thereunder from January 1, 2015, to January 1, 2017, and extended the maturity date of the note to December 15, 2018.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no events required to be disclosed under this Item.

ITEM 9A – CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2014, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 4(b).

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, Management identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2014, our disclosure controls and procedures, and our internal control over financial reporting, were not effective at the reasonable assurance level:

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

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only our management’s report in this Annual Report.

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

(d) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the fiscal year ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position

James Pakulis	51	Chairman of the Board of Directors and Chief Executive Officer

Munjit Johal	59	Chief Financial Officer, Secretary, Treasurer, and Director

James Pakulis, age 51, has been one of our directors since August 2010, our Chief Executive Officer since November 2010, and our Chairman of the Board since January 2011. He served as our Chairman of the Board, President and COO from August 2010 to November 2010. Mr. Pakulis was an advisor to Synergistic Resources, LLC from January 2010 until the time we acquired its assets in December 2010. Mr. Pakulis was made a director at the time he acquired control of the company in August 2010.

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

Mr. Pakulis has played a key leadership role for us in both defining strategy and guiding operational execution. He was instrumental in building our highly successful medicinal cannabis finders website, which became the largest in the industry before it was sold in late 2012. Leveraging the technology platform, sales team and marketing services expertise from that initial finder site, Mr. Pakulis then successfully transitioned Wisdom Homes of America, Inc. into a diversified internet marketing services company through the acquisition and integration of a portfolio of premium domain names in attractive verticals including recreational sports, manufactured homes, rodeo, karate and tattoo. Most recently, he has again successfully transitioned the company into a direct retailer of manufactured homes.

Prior to joining Wisdom Homes, Mr. Pakulis was an advisor to Synergistic Resources, LLC, an outsourced healthcare clinic management company whose assets we acquired in December 2010. In this role, Mr. Pakulis was responsible for defining Synergistic Resources’ business expansion strategy and plans. He also oversaw the reorganization of its customer service department and upgraded its accounting and legal functions.

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

Mr. Pakulis received his BA degree in English from the Ohio State University in 1987.

Munjit Johal, age 59, has been a director and our Chief Financial Officer since October 20, 2006. Additionally, Mr. Johal serves as the Controller of High Tower Capital, Inc., where he has served since January 2007. Prior to that, Mr. Johal was the Chief Financial Officer of Secured Diversified Investment, Ltd., from 2002 to January 2009 and Davi Skin, Inc. from March 2007 to May 2010. Since 1990, Mr. Johal has served as a financial officer of various companies including Pacific Heritage Bank as Executive Vice President. From 1981 to 1987 Mr. Johal was a Senior Analytical Manager for Office of Thrift Supervision, Department of the Treasury (formerly Federal Home Loan Bank Board, the 11th District). Mr. Johal oversaw a staff of seventeen people and was responsible for, among other things, monitoring banking activities and enforcement actions for lending institutions and holding companies valued at $500 million or less. Mr. Johal’s skill set at researching, reviewing, analyzing, managing and overseeing entities from a financial prospective has provided Wisdom Homes (formerly SearchCore, Inc.) with valuable direction and guidance as it relates to our reporting procedures. Mr. Johal’s extensive financial expertise has also played a material role in providing management and the Board of Directors of Wisdom Homes with sound financial counsel as it relates to analyzing potential acquisition targets. In addition, Mr. Johal’s regulatory experience and other prior experience with public companies and banks as a compliance officer, in addition to being a CFO, is beneficial to the company with respect to internal controls, disclosures, and complying with necessary regulatory requirements.

In total, Mr. Johal has over 30 years of broad experience in banking, accounting, finance, and management in the private and public sector. Mr. Johal earned his MBA from the University of San Francisco in 1980. He received his BS degree in History from the University of California, Los Angeles, in 1978.

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

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCQB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, we do not have any independent directors.

Committees

Our Board of Directors does not maintain a separate audit, nominating or compensation committee. Functions customarily performed by such committees are performed by its Board of Directors as a whole. We are not required to maintain such committees under the applicable rules of the Over-the-Counter Bulletin Board. We do not currently have an “audit committee financial expert” since we currently do not have an audit committee in place. We intend to create board committees, including an independent audit committee, in the near future.

We do not currently have a process for security holders to send communications to the Board.

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

None.

Board Meetings

During the fiscal year ended December 31, 2014, the Board of Directors did not hold any formal meetings but took action by unanimous written consent on several occasions.

Code of Ethics

We have not adopted a written code of ethics, primarily because we believe and understand that our officers and directors adhere to and follow ethical standards without the necessity of a written policy.

ITEM 11 – EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information with respect to compensation earned by our Chief Executive Officer, President, and Chief Financial Officer for the fiscal years ended December 31, 2014 and 2013.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

James Pakulis (1)	2014	120,000	-0-	-0-	-0-	-0-	-0-	-0-	120,000
CEO	2013	36,026	-0-	32,250	-0-	-0-	-0-	-0-	68,276

Munjit Johal (2)	2014	26,000	-0-	-0-	-0-	-0-	-0-	-0-	26,000
CFO	2013	48,000	-0-	-0-	-0-	-0-	-0-	-0-	48,000

___________________

(1) Mr. Pakulis' annual salary, beginning in December 2010, is $360,000 for his services as Chief Executive Officer. During the year ended December 31, 2014, Mr. Pakulis was paid $120,000 in salary and waived any further amounts due to him. During the year ended December 31, 2013, Mr. Pakulis was paid $36,026 in salary and waived any further amounts due to him. On July 15, 2013, we issued an aggregate of 150,000 shares of our common stock, restricted in accordance with Rule 144, to Mr. Pakulis, along with six (6) other existing shareholders, who had previously purchased shares from us, as consideration under a Stock Issuance and Release Agreement (the “Release”) we entered into with each of them. The Release was the resolution of discussions with the investors regarding our efforts in pursuing an S-1 registration statement.

(2) Mr. Johal’s annual salary, beginning in December 2010, is $48,000 for his services as Chief Financial Officer. During the year ended December 31, 2014, Mr. Johal was paid $26,000 in salary and waived any further amounts due to him.

Narrative Disclosure to Summary Compensation Table

Employment Agreements

We currently have a written employment agreement with James Pakulis. All of our executives are at-will employees or consultants whose compensation is set forth in the Summary Compensation Table above.

On August 1, 2011, we entered into an at-will Employment Agreement with James Pakulis, our Chief Executive Officer and Chairman of our Board of Directors. Mr. Pakulis’ employment is effective as of August 1, 2011. Under the terms of the agreement, his annual salary is $360,000. In the event of termination of the agreement for a reason other than for cause, Mr. Pakulis will be entitled to severance equal to eighteen (18) months of compensation.

Director Compensation

During the years ended December 31, 2014 and 2013, none of the members of our Board of Directors received compensation for his or her service as a director. We do not currently have an established policy to provide compensation to members of our Board of Directors for their services in that capacity. We intend to develop such a policy at some point in the future.

Outstanding Equity Awards at Fiscal Year-End

We do not currently have a stock option or grant plan.

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 25, 2015, certain information with respect to our equity securities owned of record or beneficially by (i) each Officer and Director; (ii) each person who owns beneficially more than 5% of each class of our outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)

Common Stock	James Pakulis (3(4)	27,967,290	48.5%

Common Stock	Munjit Johal (3)	20,000	<1%

Common Stock	Cicero Consulting Group, LLC (5)	3,333,333	5.8%

Common Stock	All Directors and Officers As a Group (2 persons)	27,987,290	48.5%

__________________

(1) Unless indicated otherwise, the address of the shareholder is c/o Wisdom Homes of America, Inc., 500 North Northeast Loop 323, Tyler, TX 75708.

(2) Unless otherwise indicated, based on 57,702,105 shares of common stock issued and outstanding. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for the purposes of computing the percentage of any other person.

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

(5) Cicero Consulting Group, LLC’s address is: 15 Birch Court, Ossing, NY 10562.

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

Sports Asylum, Inc. owns and operates the intellectual property associated with www.sportify.com, and represents our introduction into the recreational sports industry. On March 5, 2014, we changed the name of Sports Asylum, Inc. to Sportify, Inc.

On July 11, 2013, we entered into a First Amendment to Promissory Note with each of Pakulis and Carrillo to extend the date that it would begin making payments thereunder from June 30, 2013, to September 30, 2013, and extended the maturity date of the notes by a corresponding six months.

On November 8, 2013, effective as of September 30, 2013, we entered into a Second Amendment to Promissory Note with each of Pakulis and Carrillo to extend the date that it will begin making payments thereunder from September 30, 2013, to December 31, 2013, and extended the maturity date of the notes by a corresponding six months.

On March 19, 2014, effective as of December 31, 2013, we entered into a Third Amendment to Promissory Note with Pakulis to extend the date that it will begin making payments thereunder from December 31, 2013, to January 1, 2015, and extended the maturity date of the note by a corresponding twelve months.

On March 10, 2015, effective as of December 31, 2014, we entered into a Fourth Amendment to Promissory Note with Pakulis to extend the date that it will begin making payments thereunder from January 1, 2015, to January 1, 2017, and extended the maturity date of the note to December 15, 2018.

Employment Agreements

We currently have a written employment agreement with James Pakulis. All of our executives are at-will employees or consultants whose compensation is set forth in the Summary Compensation Table below.

On August 1, 2011, we entered into an at-will Employment Agreement with James Pakulis, our Chief Executive Officer and Chairman of our Board of Directors. Mr. Pakulis’ employment is effective as of August 1, 2011. Under the terms of the agreement, his annual salary is $360,000. In the event of termination of the agreement for a reason other than for cause, Mr. Pakulis will be entitled to severance equal to eighteen (18) months of compensation.

Director Independence

Other than as set forth above, none of our officers and directors is a director of any company with a class of securities registered pursuant to section 12 of the Exchange Act or subject to the requirements of section 15(d) of such Act or any company registered as an investment company under the Investment Company Act of 1940.

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 5605(a)(2). The OTCQB on which shares of common stock are quoted does not have any director independence requirements. The NASDAQ definition of “Independent Officer” means a person other than an Executive Officer or employee of the Company or any other individual having a relationship which, in the opinion of the Company's Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

According to the NASDAQ definition, we do not have any independent directors.

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the years ended December 31, 2014 and 2013 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $44,500 and $37,500, respectively.

Audit - Related Fees

The aggregate fees billed in the fiscal years ended December 31, 2014 and 2013 for professional services rendered by the principal accountant for the review of the financial statements for the quarterly periods ended March 31, June 30, and September 30, of each year, and for the issuance of consents, were $22,500 and $21,750, respectively.

Tax Fees

The aggregate fees billed in the fiscal years ended December 31, 2014 and 2013 for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning work were $39,194 and $9,765, respectively

All Other Fees

None.

Of the fees described above for the years ended December 31, 2014 and 2013, all were approved by the entire Board of Directors.

PART IV

ITEM 15 – EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements are filed as part of this report:

(a)(2) Financial Statement Schedules

We do not have any financial statement schedules required to be supplied under this Item.

(a)(3) Exhibits

Refer to (b) below.

(b) Exhibits

2.1 (1)	Agreement and Plan of Reorganization and Merger dated November 19, 2010

2.2 (1)	First Amendment to Agreement and Plan of Reorganization and Merger dated November 19, 2010

2.3 (1)	Reorganization and Asset Acquisition Agreement dated December 3, 2010

2.4 (1)	Reorganization and Asset Acquisition Agreement dated January 11, 2011

2.5 (1)	Reorganization and Asset Purchase Agreement dated December 19, 2011

2.6 (1)	Agreement and Plan of Reorganization dated December 11, 2012

2.7 (1)	Securities Purchase Agreement dated December 31, 2012

3.1 (1)	Amended and Restated Articles of Incorporation of General Cannabis, Inc.

3.2 (1)	Certificate of Amendment to Articles of Incorporation

3.3 (2)	Certificate of Amendment to Articles of Incorporation

3.4 (1)	Bylaws of General Cannabis, Inc.

10.1 (1)	Employment Agreement with James Pakulis dated August 1, 2011

10.2 (3)	Domain Holding and Transfer Agreement dated August 13, 2013.

10.3 (3)	Domain Name Purchase Agreement dated August 16, 2012.

10.4 (2)	First Amendment to Domain Name Purchase Agreement with Domain Holdings, Inc. dated October 25, 2012.

10.5 (2)	First Amendment to Non-Recourse Secured Promissory Note with Domain Holdings, Inc. dated October 25, 2012.

10.6 (1)	Securities Purchase Agreement dated December 31, 2012

10.7 (1)	Carrillo Promissory Note dated December 31, 2012.

10.8 (1)	Pakulis Promissory Note dated December 31, 2012.

10.9 (1)	Secured Promissory Note dated December 31, 2012.

10.10 (1)	Pledge and Security Agreement dated December 31, 2012.

10.11 (1)	Management Agreement dated January 21, 2013

10.12 (1)	Escrow Instructions and Agreement re: modularhomes.com

10.13 (3)	Domain Name Purchase Agreement re: traveltrailer.com

10.14 (3)	Domain Name Purchase Agreement re: toyhaulers.com

10.15 (4)	Securities Purchase Agreement dated June 10, 2013

10.16 (4)	Convertible Promissory Note dated June 10, 2013

10.17 (5)	First Amendment to Promissory Note with James Pakulis dated July 11, 2013.

10.18 (5)	First Amendment to Promissory Note with Sabas Carrillo dated July 11, 2013.

10.19 (5)	Amendment Exhibit A to Escrow Instructions and Agreement dated July 12, 2013.

10.20 (6)	Securities Purchase Agreement dated July 11, 2013

10.21 (6)	Convertible Promissory Note dated July 11, 2013

10.22 (7)	Transfer Agreement dated August 7, 2013.

10.23 (7)	Lease Agreement dated August 8, 2013.

10.24 (7)	Buyout Agreement dated August 8, 2013.

10.25 (8)	Securities Purchase Agreement dated August 22, 2013.

10.26 (8)	Convertible Promissory Note dated August 22, 2013.

10.27 (9)	Second Amendment to Promissory Note with James Pakulis dated November 8, 2013.

10.28 (9)	Second Amendment to Promissory Note with Sabas Carrillo dated November 8, 2013.

10.29 (10)	Securities Purchase Agreement dated December 12, 2013

10.30 (10)	Convertible Promissory Note dated December 12, 2013

10.31 (11)	Securities Purchase Agreement dated January 6, 2014

10.32 (11)	Convertible Promissory Note dated January 6, 2014

10.33 (12)	First Amendment to Management Agreement dated January 27, 2014

10.34 (13)	Securities Purchase Agreement dated February 24, 2014

10.35 (13)	Convertible Promissory Note dated February 24, 2014

10.36 (14)	Third Amendment to Promissory Note with James Pakulis dated March 19, 2014 and effective December 31, 2014

10.37 (14)	Form of Note and Stock Purchase Agreement dated March 26, 2014

10.38 (14)	Form of Note Purchase Agreement dated March 26, 2014

10.39 (14)	Form of Convertible Secured Promissory Note dated March 26, 2014

10.40 (14)	Form of Pledge and Security Agreement dated March 26, 2014

10.41 (14)	Form of Escrow Agreement dated March 26, 2014

10.42 (15)	Second Amendment to Non-Recourse Secured Promissory Note with Domain Holdings, Inc. dated March 31, 2014

10.43 (16)	Securities Purchase Agreement dated May 1, 2014

10.44 (16)	Convertible Promissory Note dated May 1, 2014

10.45 (17)	Consignment Agreement dated May 8, 2014

10.46 (17)	Personal Guaranty of Brent Nelms dated May 8, 2014

10.47 (17)	Personal Guaranty of Burnett Hunt dated May 9, 2014

10.48 (17)	Texas Inventory Finance Security Form dated May 8, 2014

10.49 (17)	Addendum to Consignment Agreement dated May 5, 2014

10.50 (17)	Indemnity Agreement dated May 8, 2014

10.51 (17)	Securities Purchase Agreement dated May 16, 2014

10.52 (17)	8% Convertible Redeemable Note dated May 16, 2014

10.53 (17)	Domain Name Purchase Agreement dated May 16, 2014

10.54 (17)	Non-Recourse Secured Promissory Note dated May 19, 2014 (Purchase Price)

10.55 (17)	Non-Recourse Secured Promissory Note dated May 19, 2014 (Operation Expenses)

10.56 (17)	Termination and Mutual Release Agreement dated May 19, 2014

10.57 (17)	Pledge and Security Agreement dated May 19, 2014

10.58 (17)	Personal Guaranty dated May 19, 2014

10.59 (18)	Securities Purchase Agreement dated June 2, 2014

10.60 (18)	Convertible Promissory Note dated June 2, 2014

10.61 (19)	Securities Purchase Agreement dated June 27, 2014

10.62 (19)	8% Convertible Redeemable Note dated June 30, 2014

10.63 (19)	8% Convertible Redeemable Note (Back End I) dated June 30, 2014

10.64 (19)	Adar Bays, LLC Collateralized Secured Promissory Note (Back End Note) dated June 30, 2014

10.65 (20)	Securities Purchase Agreement dated July 9, 2014

10.66 (20)	Convertible Promissory Note dated July 9, 2014

10.67 (21)	Lease Agreement dated July 1, 2014

10.68 (21)	Securities Purchase Agreement dated July 18, 2014

10.69 (21)	Convertible Promissory Note dated July 18, 2014

10.70 (22)	Securities Purchase Agreement dated August 26, 2014

10.71 (22)	Convertible Promissory Note dated August 26, 2014

10.72 (23)	Consulting Agreement dated September 8, 2014

10.73 (23)	Form of Securities Purchase Agreement dated September 8, 2014

10.74 (23)	Form of Convertible Promissory Note dated September 8, 2014

10.75 (24)	Waiver and Mutual Release

10.76 (25)	Securities Purchase Agreement dated October 20, 2014

10.77 (25)	Convertible Promissory Note dated October 20, 2014

10.78 (26)	Securities Purchase Agreement dated October 29, 2014

10.79 (26)	8% Convertible Redeemable Note dated October 29, 2014

10.80 (27)	First Amendment to Secured Promissory Note dated November 5, 2014

10.81 (28)	Securities Purchase Agreement dated November 10, 2014

10.82 (28)	Convertible Promissory Note dated November 10, 2014

10.83 (29)	Form of Promissory Note and Stock Purchase Agreement

10.84 (29)	Form of Promissory Note

10.85 (29)	Form of Guaranty

10.86 (30)	Securities Purchase Agreement dated December 8, 2014

10.87 (30)	Convertible Promissory Note dated December 8, 2014

10.88 (30)	Securities Purchase Agreement dated December 16, 2014

10.89 (30)	Convertible Promissory Note dated December 16, 2014

10.90 (31)	Securities Purchase Agreement dated December 30, 2014

10.91 (31)	Convertible Promissory Note dated December 30, 2014

10.92 (31)	Form of Promissory Note and Stock Purchase Agreement

10.93 (31)	Form of Promissory Note

10.94 (31)	Form of Guaranty

10.95 (31)	Form of Security Agreement

10.96 (32)	Fourth Amendment to Promissory Note with James Pakulis dated March 10, 2015, and effective December 31, 2014.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Labels Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

 ______________

(1) Incorporated by reference from our Registration Statement on Form 10 dated January 29, 2013 and filed with the Commission on January 30, 2013.

(2) Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on March 3, 2015.

(3) Incorporated by reference from our First Amended Registration Statement on Form 10/A dated March 27, 2013 and filed with the Commission on March 28, 2013.

(4) Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on June 20, 2013.

(5) Incorporated by reference from our Current Report on Form 8-K dated July 11, 2013, and filed with the Commission on July 15, 2013.

(6) Incorporated by reference from our Current Report on Form 8-K dated July 11, 2013, and filed with the Commission on July 17, 2013.

(7) Incorporated by reference from our Current Report on Form 8-K dated August 14, 2013, and filed with the Commission on August 19, 2013.

(8) Incorporated by reference from our Current Report on Form 8-K dated August 28, 2013, and filed with the Commission on August 30, 2013.

(9) Incorporated by reference from our Quarterly Report on Form 10-Q dated November 12, 2013 and filed with the Commission on November 13, 2013.

(10) Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on December 24, 2013.

(11) Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on January 10, 2014.

(12) Incorporated by reference from our Current Report on Form 8-K dated February 6, 2014 and filed with the Commission on February 7, 2014.

(13) Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on March 3, 2014.

(14) Incorporated by reference from our Current Report on Form 8-K dated April 1, 2014 and filed with the Commission on April 2, 2014.

(15) Incorporated by reference from our Current Report on Form 8-K dated April 4, 2014 and filed with the Commission on April 7, 2014.

(16) Incorporated by reference from our Current Report on Form 8-K dated May 16, 2014 and filed with the Commission on May 20, 2014.

(17) Incorporated by reference from our Current Report on Form 8-K dated May 21, 2014 and filed with the Commission on May 23, 2014.

(18) Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on June 10, 2014.

(19) Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on July 2, 2014.

(20) Incorporated by reference from our Current Report on Form 8-K dated July 15, 2014 and filed with the Commission on July 18, 2014.

(21) Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on July 24, 2014.

(22) Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on September 3, 2014.

(23) Incorporated by reference from our Current Report on Form 8-K dated September 9, 2014 and filed with the Commission on September 10, 2014.

(24) Incorporated by reference from our Current Report on Form 8-K dated October 29, 2014 and filed with the Commission on November 3, 2014.

(25) Incorporated by reference from our Current Report on Form 8-K dated October 30, 2014 and filed with the Commission on November 3, 2014.

(26) Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on November 3, 2014.

(27) Incorporated by reference from our Current Report on Form 8-K dated November 6, 2014 and filed with the Commission on November 7, 2014.

(28) Incorporated by reference from our Current Report on Form 8-K dated November 14, 2014 and filed with the Commission on November 17, 2014.

(29) Incorporated by reference from our Current Report on Form 8-K dated November 20, 2014 and filed with the Commission on November 21, 2014.

(30) Incorporated by reference from our Current Report on Form 8-K dated December 16, 2014 and filed with the Commission on December 17, 2014.

(31) Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on December 31, 2014.

(32) Incorporated by reference from our Current Report on Form 8-K dated March 11, 2015 and filed with the Commission on March 13, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wisdom Homes of America, Inc.

Dated: March 30, 2015		/s/ James Pakulis
	By:	James Pakulis
	Its:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2015		/s/ James Pakulis
	By:	James Pakulis
	Its:	Chief Executive Officer and Director

Dated: March 30, 2015		/s/ Munjit Johal
	By:	Munjit Johal
	Its:	Chief Financial Officer and Principal Accounting Officer and Director

