Form 10-K/A
period 2014-12-31
Wisdom Homes of America, Inc.
filed 2015-04-01
CIK 1281198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K for the year ended December 31, 2014 of Wisdom Homes of America, Inc. (“ Wisdom Homes ”), which was filed with the Securities and Exchange Commission on March  30 , 2015. This Form 10-K/A is being filed to correct certain immaterial typographical errors in the financial statements contained in Item 8 herein .

Except as described above, this Amendment No. 1 on Form 10-K/A is not intended to update or modify any other information presented in Wisdom Homes ’ Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as originally filed. This Amendment does not reflect events occurring after the Form 10-K’s original filing date of  March  30 , 2015. Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of our Annual Repo rt on Form 10-K for the year ended December 31, 2014.

For the convenience of the reader, we have included a complete version of the Amendment, which includes all unchanged portions of the original f iling, within this report.

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

Dana Point, California

March 30, 2015

WISDOM HOMES OF AMERICA, INC.

Condensed Consolidated Balance Sheets (Audited)

	December 31,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$410,828	$82,725
Accounts receivable	-	9,334
Inventory	1,201,693	-
Note receivables	450,758	1,200,000
Other current assets	410,094	37,365
Current assets - discontinued operations	-	82,590

TOTAL CURRENT ASSETS	$2,473,373	$1,412,014

Property and equipment, net	54,434	12,047
Intangible assets:
Domain names	84,363	420,862
Advertising rights	58,560	-
Note receivables noncurrent	968,924	472,982
Other assets	3,100	92,072
Other assets - discontinued operations	-	973,044

TOTAL ASSETS	$3,642,754	$3,383,021

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$282,220	$190,099
Accrued liabilities	1,430,891	1,906,018
Notes payable	929,332	196,087
Notes payable - related party	-	-
Current liabilities - discontinued operations	240,102	297,261

TOTAL CURRENT LIABILITIES	$2,882,545	$2,589,465

LONG TERM LIABILITIES

Other accrued liabilities	118,750	118,750
Flooring Credit Line	1,219,241	-
Notes payable	404,479	95,519
Notes payable - related party	161,250	161,250
Noncurrent liabilities - discontinued operations	-	400,000

TOTAL LONG TERM LIABILITIES	1,903,720	775,519

TOTAL LIABILITIES	$4,786,265	$3,364,984

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value: 20,000,000 shares authorized; zero shares issued and outstanding at December 31, 2014; zero shares issued and outstanding at December 31, 2013;	-	-
Common stock, $0.001 par value: 200,000,000 shares authorized; 50,677,105 shares issued and outstanding at December 31, 2014, 39,368,772 shares issued and outstanding at December 31, 2013	50,677	39,369
Paid-in capital	(9,888,444)	(10,717,336)
Retained earnings	8,718,657	10,696,004

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,143,511)	18,037

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,642,754	$3,383,021

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISDOM HOMES OF AMERICA, INC.

Condensed Consolidated Statements of Operations (Audited)

	Years Ended
	December 31,	December 31,
	2014	2013

REVENUE
Sales	$1,046,487	$-

Total revenue	1,046,487	-

OPERATING EXPENSES
Cost of sales	863,179	-
Selling, general and administrative expenses	1,968,557	3,112,169

Total operating expenses	2,831,736	3,112,169

Operating Loss	(1,785,249)	(3,112,169)

Other Income (Expense)
Gain on sale of ManufacturedHomes.com	847,351
Loss on bad debt	(71,265)	(188,147)
Interest income	17,928
Interest expense	(377,704)	(36,160)

Total other income (expense)	416,310	(224,307)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,368,939)	(3,336,476)

Provision for Income Taxes	(176,000)	(1,400,250)
LOSS FROM CONTINUING OPERATIONS	(1,192,939)	(1,936,226)

(Loss) income from discontinued operations, net of $16,000 tax provision and $9,000 tax benefit for the years ended December 31, 2014 and 2013, respectively.	(808,809)	240,384

NET LOSS	$(2,001,748)	(1,695,842)
		$
Loss per share, Basic and Diluted
Loss from continuing operations	$(0.03)	$(0.04)
Loss from discontinued operations	(0.02)	0.01
Total loss per share	$(0.04)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	45,639,023	43,731,102

 The accompanying notes are an integral part of these condensed consolidated financial statements.

WISDOM HOMES OF AMERICA, INC.

Condensed Consolidated Statements of Cash Flows (Audited)

	Years Ended
	December 31,	December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,001,748)	$(1,695,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,902	6,103
Amortization	3,082	—
Stock-based compensation	840,200	230,175
Gain on sale of ManufacturedHomes.com	(847,351)	—
Changes in operating assets and liabilities:
Accounts receivable	(75,629)	(9,334)
Inventories	17,548	—
Prepaid expenses and deposits	(517,729)	402,944
Other assets & note receivables	1,585,303	1,076,410
Accounts payable and accrued liabilities	249,796	(639,028)

Net cash used in operating activities	(740,627)	(628,572)

Cash flows used in investing activities:
Purchases of property and equipment	(34,181)	(13,032)
Sales of intangible assets	—	57,908

Net cash (used) from investing activities	(34,181)	44,876

Cash flows provided by financing activities:
Payments on note payable	(552,089)	(136,461)
Proceeds from note payable	1,655,000	288,500

Net cash provided by financing activities	1,102,911	152,039

Net increase (decrease) in cash and cash equivalents	328,103	(431,657)

Cash and cash equivalents at beginning of period	82,725	514,382

Cash and cash equivalents at end of period	$410,828	$82,725

Non-cash investing and financing activity:
Shares issued pursuant to stock based compensation	$725,000	$230,175
Shares issued pursuant to conversion of accounts payable	$59,000	$11,125
Shares issued pursuant to conversion of debt	$—	$54,183
Shares issued as additional interest expense	$56,200	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISDOM HOMES OF AMERICA, INC.

Condensed Consolidated Statements of Stockholders' Equity (Deficit)

	Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Accumulated (Deficit)	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	(Deficit)

BALANCES, December 31, 2012	—	—	80,549,563	$80,549	(42,581,596)	$(42,581)	$(11,011,418)	$12,391,846	$1,418,396

Issuance of common stock, stock-based compensation			60,000	60			26,940		27,000
Issuance of common stock, stock-based compensation			945,000	945			202,230		203,175
Issuance of common stock, conversion of debt			328,380	328			53,854		54,183
Issuance of common stock, conversion of accounts payable			67,425	67			11,058		11,125
Treasury stock, retirements			(42,581,596)	(42,581)	42,581,596	42,581			-

Net loss from continuing operations	—	—	—	—	—	—	—	(1,695,842)	(1,695,842)

BALANCES, December 31, 2013	—	—	39,368,772	$39,369	—	$—	$(10,717,336)	$10,696,004	$18,037

Issuance of common stock, stock-based compensation			9,558,333	9,558			715,442		725,000
Issuance of common stock, stock issued as interest expense			750,000	750			55,450		56,200
Issuance of common stock, conversion of accounts payable			1,000,000	1,000			58,000		59,000

Net loss from continuing operations	—	—	—	—	—	—	—	(2,001,748)	(2,001,748)

BALANCES, December 31, 2014	—	—	50,677,105	$50,677	—	$—	$(9,888,444)	$8,694,256	$(1,143,511)

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

Wisdom Homes of America, Inc.

Dated: March 31, 2015		/s/ James Pakulis
	By:	James Pakulis
	Its:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2015		/s/ James Pakulis
	By:	James Pakulis
	Its:	Chief Executive Officer and Director

Dated: March 31, 2015		/s/ Munjit Johal
	By:	Munjit Johal
	Its:	Chief Financial Officer and Principal Accounting Officer and Director

