Form 10-Q
period 2015-03-31
Wisdom Homes of America, Inc.
filed 2015-05-15
CIK 1281198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________.

Commission file number: 000-51225

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of May 13, 2015, there were 56,317,571 shares of common stock, par value $0.001, issued and outstanding.

WISDOM HOMES OF AMERICA, INC.

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

ITEM 1 Financial Statements

WISDOM HOMES OF AMERICA, INC.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$16,147	$410,828
Inventory	2,026,323	1,201,693
Note receivables	184,001	450,758
Other current assets	435,352	410,094

TOTAL CURRENT ASSETS	$2,661,823	$2,473,373

Property and equipment, net	82,063	54,434
Intangible assets:
Domain names	84,363	84,363
Advertising rights	57,019	58,560
Note receivables noncurrent	938,837	968,924
Other assets	3,100	3,100

TOTAL ASSETS	$3,827,205	$3,642,754

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$289,513	$282,220
Accrued liabilities	1,403,431	1,430,891
Notes payable	1,364,833	929,332
Current liabilities - discontinued operations	237,212	240,102

TOTAL CURRENT LIABILITIES	$3,294,989	$2,882,545

LONG TERM LIABILITIES

Other accrued liabilities	118,750	118,750
Flooring Credit Line	1,938,071	1,219,241
Notes payable	101,915	404,479
Notes payable - related party	161,250	161,250

TOTAL LONG TERM LIABILITIES	2,319,986	1,903,720

TOTAL LIABILITIES	$5,614,975	$4,786,265

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value: 20,000,000 shares authorized; zero shares issued and outstanding at March 31, 2015; zero shares issued and outstanding at December 31, 2014;	-	-
Common stock, $0.001 par value: 300,000,000 shares authorized; 52,702,105 shares issued and outstanding at March 31, 2015, 50,677,105 shares issued and outstanding at December 31, 2014,	52,702	50,677
Paid-in capital	(9,748,719)	(9,888,444)
Retained earnings	7,908,247	8,694,256

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,787,770)	(1,143,511)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,827,205	$3,642,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISDOM HOMES OF AMERICA, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2015	2014

OPERATING EXPENSES
Selling, general and administrative expenses	688,945	372,169

Total operating expenses	688,945	372,169

Operating Loss	(688,945)	(372,169)

Other Income (Expense)
Interest income	3,416	3,929
Interest expense	(94,878)	(34,046)

Total other income (expense)	(91,462)	(30,117)

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(780,407)	(402,286)

Provision for Income Taxes	-	(112,000)
LOSS FROM CONTINUING OPERATIONS	(780,407)	(290,286)

Loss from discontinued operations, net of zero tax provision and $1,000 tax benefit for the quarters ended March 31, 2015 and 2014, respectively.	(5,602)	(88,347)

NET LOSS	$(786,009)	$(378,633)

Loss per share, Basic and Diluted
Loss from continuing operations	$(0.02)	$(0.01)
Loss from discontinued operations	-	(0.00)
Total loss per share	$(0.02)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	52,229,605	41,018,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISDOM HOMES OF AMERICA, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,	March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(786,009)	$(378,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,285	1,090
Amortization	1,541	—
Stock-based compensation	141,750	440,000
Changes in operating assets and liabilities:
Accounts receivable	—	81,497
Inventories	800,499	—
Prepaid expenses and deposits	(584,260)	(110,692)
Other assets & note receivables	300,000	337,571
Accounts payable and accrued liabilities	(401,988)	(550,232)

Net cash used in operating activities	(525,182)	(179,399)

Cash flows used in investing activities:
Purchases of property and equipment	(30,914)	—

Net cash used in investing activities	(30,914)	—

Cash flows provided by financing activities:
Payments on note payable	(100,500)	(95,601)
Proceeds from note payable	261,915	166,000
Proceeds from note payable - related party	—	41,497

Net cash provided by financing activities	161,415	111,896

Net decrease in cash and cash equivalents	(394,681)	(67,503)

Cash and cash equivalents at beginning of period	410,828	93,152

Cash and cash equivalents at end of period	$16,147	$25,649

Non-cash investing and financing activity:

Shares issued pursuant to stock based compensation	$141,750	$360,000
Shares issued pursuant to conversion of accounts payable	$—	$80,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

March 31, 2015

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

Corporate Name Change

On March 3, 2015, the Company changed its name from SearchCore, Inc. to Wisdom Homes of America, Inc. and increased the authorized common stock from 200 million shares to 300 million shares. The name change and increase in authorized common stock were unanimously approved by the Board of Directors on December 22, 2014, and by a majority of its outstanding shares of common stock at the annual shareholder meeting held on March 3, 2015.

Principal Services

The Company’s principal service is opening and operating manufactured home retail centers, also known as model home retail centers. Its primary customers are homebuyers who generally purchase manufactured homes to place on their own homesites, although periodically customers will request assistance in locating a homesite in the areas where the Company has its retail centers. The Company generally operates its retail sales centers by having inventory on the retail center lots, although customers can order homes that are shipped directly from the factory to their homesite. Most of the Company’s sales are to customers living within a radius of approximately one hundred miles from its retail centers.

In addition to Wisdom Manufactured Homes Of America, Inc., the Company has the following wholly-owned subsidiaries which have little operations:

Alpine Creek, Inc.

White Mountain River, Inc.

Wisdom Home Loans of America, Inc.

Wisdom Homes of America, Inc. (TX).

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

March 31, 2015

Unaudited

The Company has the following wholly-owned subsidiaries which have no operations:

General Health Solutions, Inc.

General Management Solutions, Inc.

General Marketing Solutions, Inc.

General Processing Corporation

Sportify, Inc.

VerticalCore Management, Inc.

VerticalCore Media, Inc.

VerticalCore Merchant, Inc.

VerticalCore Technologies, Inc.

Currently, the Company has no imminent or specific plans for any of these entities and they are held as corporations in good standing.

Manufactured Home Retail Centers

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

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

March 31, 2015

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

Advertising Cost

The Company expenses advertising costs when incurred. Advertising expense for the quarter ended March 31, 2015 and 2014 was approximately $12,000 and approximately $15,000, respectively.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

March 31, 2015

Unaudited

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

Inventory

Inventory is stated at the lower of cost or market. Cost is determined under the first-in, first-out method. The cost of a manufactured home in inventory is removed from inventory and recorded as a component of cost of sales at the time revenue is recognized.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from six to seven years. Property and equipment at March 31, 2015 and March 31, 2014 are presented net of accumulated depreciation of approximately $13,000 and approximately $19,000, respectively.

Intangible Assets

In accordance with Goodwill and Other Intangible Assets, intangible assets that are determined not to have an indefinite useful life are subject to amortization. The Company amortizes intangible assets using the straight-line method over their estimated useful lives.

Impairment of Long-Lived and Intangible Assets

In accordance with Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses the recoverability of the long-lived and intangible assets by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets. No impairment of intangible assets was recognized during the quarter ended March 31, 2015 or quarter ended March 31, 2014.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Share-Based Payment, which addresses the accounting for equity-based compensation and which requires that the cost of all equity-based compensation arrangements, be reflected in the financial statements over the vesting period based on the estimated fair value of the awards. During the quarters ended March 31, 2015 and March 31, 2014, the Company had approximately $141,750 and approximately $440,000, respectively, in stock-based compensation expense related to issuances of shares of the Company’s common stock to consultants.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

March 31, 2015

Unaudited

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, “Revenue Recognition,” by recognizing as revenue the fees it charges customers as referenced below because persuasive evidence of an arrangement exists, the fees it charges are substantially fixed or determinable during the period that it provides the goods or services, the Company and its customers understand the specific nature and terms of the agreed upon transactions, and collectability is reasonably assured and the goods or services have been rendered.

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

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

March 31, 2015

Unaudited

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

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

March 31, 2015

Unaudited

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

March 31, 2015

Unaudited

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

Note 3. Equity Transactions

At March 31, 2015 the total number of shares of the Company’s common stock that were issued was 57,702,105 which number of shares includes 5,000,000 shares that are issued but not outstanding and which are held in escrow. As such, at March 31, 2015, the total number of shares of the Company’s common stock that were issued and outstanding was 52,702,105. At December 31, 2014 the total number of shares of the Company’s common stock that were issued was 55,677,105 which number of shares included 5,000,000 shares that are issued but not outstanding and which were held in escrow. As such, at December 31, 2014, the total number of shares of the Company’s common stock that were issued and outstanding was 50,677,105.

Stock-based Compensation

On January 7, 2015, the Company approved the issuance of an aggregate of 1,050,000 shares of its common stock, effective as of December 31, 2014, restricted in accordance with Rule 144, to seven (7) individuals and entities for services valued at $73,500.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

March 31, 2015

Unaudited

On January 7, 2015, the Company approved the issuance of an aggregate of 975,000 shares of its common stock, effective as of January 2, 2015, restricted in accordance with Rule 144, to five (5) individuals and entities for services valued at $68,250.

On February 6, 2015, the Company authorized the issuance of an aggregate of 650,000 shares of its common stock, effective as of December 31, 2014, restricted in accordance with Rule 144, to an entity for services valued at $45,500. The shares were not issued until subsequent to the quarter ending.

Note 4. Inventory

The inventory balance at March 31, 2015 was approximately $2,026,000 which consisted of 44 manufactured homes located at its retail lots which were stated at the lower of cost (average) or market, and 15 homesites. The manufactured homes are located at the Company’s Tyler, Texas, Mt. Pleasant, Texas, and Jacksboro, Texas, retail centers. The homesites are located at the Strawberry Addition in the City of Arp, Texas and at the Hills of Oliver Creek Development in the City of Rhome, Texas. At March 31, 2014, the Company did not have any inventory.

Note 5. Note receivables

Current Note Receivables

At March 31, 2015, the Company had recorded $84,957 note receivable which represented the current portion of a $3,000,000 note receivable pursuant to the sale of the Company’s finder site WeedMaps.com. On December 11, 2012, the Company entered into an Agreement and Plan of Reorganization, pursuant to which it sold its finder site WeedMaps.com. Pursuant to the terms of the sale and as partial consideration the Company received a Secured Promissory Note in the original principal amount of Three Million Dollars ($3,000,000). Pursuant to the Note, the Company will receive (1) Two Hundred Fifty Thousand Dollars ($250,000) on January 15, 2013 (which payment date was extended to January 31, 2013), which payment was received; One Hundred Thousand Dollars ($100,000) each month beginning on February 25, 2013 and continuing on the twenty fifth (25th) of each month thereafter for a total of twenty eight (28) months, which payments for February through December 2014 were received; and Sixteen Thousand Five Hundred Dollars ($16,500) on July 25, 2015. On November 5, 2014, the Company entered into a First Amended to Secured Promissory Note pursuant to which, the Company received a principal payment of One Hundred Thousand Dollars ($100,000) on November 4, 2014, which represented the payment that would otherwise have been due on May 25, 2015. In consideration for accelerating this payment, the Company agreed to waive the final payment of Sixteen Thousand Five Hundred Dollars ($16,500) that would have been due on July 25, 2015. All other payment obligations under the Note remain unchanged.

At March 31, 2015, the Company had recorded $98,658 note receivable which represented the current portion, including interest, of a $1,000,000 non-recourse promissory note pursuant to the sale of the Company’s website ManufacturedHomes.com and related intellectual property.

Noncurrent Note Receivables

At March 31, 2015, the Company had recorded a $910,000 note receivable which represented the noncurrent portion of a $1,000,000 non-recourse promissory note pursuant to the sale of the Company’s website ManufacturedHomes.com and related intellectual property.

At March 31, 2015, the Company had recorded $28,837 note receivable pursuant to the sale of an unimproved homesite which accrues interest of 9% per annum and has a maturity date of November 15, 2039.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

March 31, 2015

Unaudited

Note 6. Other Current Assets

At March 31, 2015, the Company had recorded approximately $33,400 in prepaid insurance, approximately $5,400 in prepaid filing fees, approximately $102,100 in deposits, approximately $43,400 in Prepaid consulting fees, and approximately $150,900 in other.

Note 7. Property And Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from six to seven years. Property and equipment at March 31, 2015 and March 31, 2014 consist of the following:

	March 31,	December 31,
Property and Equipment	2015	2014
Furniture and Computer Equipment	$94,570	$63,657
Less: Accumulated Depreciation	(12,507)	(9,222)
Property and Equipment, net	$82,063	$54,435

For the quarter ended March 31, 2015 depreciation expense was $3,285. For the quarter ended March 31, 2014 depreciation expense was $5,900.

Note 8. Intangible Assets

Intangible assets consist of a suite of domain names. The domain names have been determined to have an indefinite useful life based primarily on the renewability of the domain name. Intangible assets with an indefinite life are not subject to amortization, but will be subject to periodic evaluation for impairment.

Intangible asset amounts at March 31, 2015 and March 31, 2014 are as follows:

	March 31,	December 31,
Intangible Assets	2015	2014
Domain names	$84,363	$84,363
Advertising rights	61,642	61,642
Subtotal	$146,005	$146,005
Accumulated amortization	(4,623)	(3,082)
Total intangible Assets	$141,382	$142,923

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

March 31, 2015

Unaudited

See Note 10. Discontinued Operations for a discussion regarding the other intangible assets whose operations have been discontinued.

Summary of the Company’s premium and non premium domain names	Amount
ToyHaulers.com*	$31,168
TravelTrailer.com*	51,167
Various other nonpremium domain names	2,028
Total premium and non premium domain names	$84,363

_____________

* These domain names have been pledged as collateral in connection with a financing sale-leaseback with Domain Capital.

Note 9. Other Assets

At March 31, 2015 the balance of other assets included $3,100 in rent deposits.

Note 10. Discontinued Operations

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

The liabilities of discontinued operations related to GMS at March 31, 2015, consists of $11,373 in accounts payable and $20,603 in accrued liabilities recorded as Current liabilities - discontinued operations.

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

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

March 31, 2015

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

The assets and liabilities of the Company’s discontinued operations related to General Health Solutions at March 31, 2015, consists of $186,200 in notes payable recorded as Current liabilities - discontinued operations.

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

The liabilities of the Company’s discontinued operations related to VCM at March 31, 2015, consists of $19,000 in accrued liabilities recorded as Current liabilities - discontinued operations.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

March 31, 2015

Unaudited

Note 11. Accrued Liabilities

Accrued liabilities at March 31, 2015 and December 31, 2014 are comprised of the following:

	March 31,	December 31,
Accrued liabilities	2015	2014
Tax payable	$1,098,000	$1,098,000
Obligations on stock based compensation	—	73,500
Obligations on consulting agreements	38,000	55,000
Payroll liabilities	145,734	145,734
Customer deposits	71,810	19,821
Other	49,887	38,836
Total accrued liabilities	$1,403,431	$1,430,891

At March 31, 2015, the Company had $1,098,000 in federal and state taxes payable which represent amounts due and payable for the years ended December 31, 2011 and 2012.

Note 12. Notes Payable

American National Credit

On January 20, 2015, the Company entered into an agreement to purchase one (1) homesite for the purchase price of $27,500. The Company made a $1,500 down payment and issued a twenty six thousand dollar ($26,000) promissory note which carries 10% interest per annum and payable over 360 equal monthly payments beginning on February 26, 2015. The homesite is located at the Hills of Oliver Creek Development, in the City of Rhome, Texas.

JARVCO Note

On January 29, 2015, the Company entered into an agreement to purchase eleven (11) homesites in exchange for issuing a seventy six thousand dollar ($76,000) promissory note which carries 7% interest per annum and payable over 360 equal monthly payments beginning on March 1, 2015. The homesites are located at the Strawberry Addition in the City of Arp, Texas.

KBM Worldwide Inc.

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

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

March 31, 2015

Unaudited

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

LG Capital Funding

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

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

March 31, 2015

Unaudited

Below is a summary of note payable amounts which include accrued interest:

Notes payable - current portion	March 31, 2015	December 31, 2014
Abrams Notes	$88,171	$35,875
Auctus Private Equity Fund	56,278	55,192
Backman Notes	167,199	115,233
Buckles Note	51,442	-
Caesar Capital Group	88,151	35,875
DeLue Notes	217,781	113,781
Elkins Trust Note	52,034	-
Geist Note	51,503	-
JARVCO Notes	26,425	25,981
KBM Worldwide	252,544	351,557
LG Capital	214,327	106,450
Typenex Co-Investments	42,749	89,388
Vista Capital	56,229	-
Total notes payable - current portion	$1,364,833	$929,332

Notes payable - noncurrent portion	March 31, 2015	December 31, 2014
Abrams Notes	$-	$51,007
American National Note	25,977	-
Backman Note	-	50,185
Buckles Note	-	50,842
Caesar Capital Group	-	50,986
DeLue Notes	-	100,370
Elkins Trust Note	-	50,185
Geist Note	-	50,904
JARVCO Notes	75,938	-
Total notes payable - noncurrent portion	$101,915	$404,479

During the quarter ending March 31, 2015, the noncurrent portions of the Abrams, Backman, Buckles, Caesar Capital, DeLue, Elkins, Geist notes were reclassed to current notes payable.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

March 31, 2015

Unaudited

Note 13. Notes Payable - Related Party

Sportify Note

On December 31, 2012, the Company entered into a Securities Purchase Agreement by and among it, on the one hand, and Sportify, Inc., a Nevada corporation, and its shareholders, Sabas Carrillo (“Carrillo”), an individual, and James Pakulis (“Pakulis”), an individual and one of the Company’s officers and directors, on the other hand. Pursuant to the agreement, upon the closing of the transaction, the Company purchased 100% of the issued and outstanding equity interests of Sportify in exchange for (a) the cancellation of a previous Secured Promissory Note issued to Sportify, entered into on or about August 22, 2012 and with an outstanding principal balance of Two Hundred Eighty Five Thousand Dollars ($285,000) and (b) Two Hundred Fifteen Thousand Dollars ($215,000) represented by promissory notes in the original principal amount of One Hundred Sixty One Thousand Two Hundred Fifty Dollars ($161,250) to Pakulis and Fifty Six Thousand Seven Hundred Fifty Dollars ($53,750) to Carrillo. The closing of the purchase took place on December 31, 2012. On July 11, 2013, the Company entered into a First Amendment to Promissory Note with each of Pakulis and Carrillo to extend the date that it will begin making payments thereunder from June 30, 2013 to September 30, 2013, and extended the maturity date of the notes by a corresponding six months. On November 8, 2013, effective as of September 30, 2013, the Company entered into a Second Amendment to Promissory Note with each of Pakulis and Carrillo to extend the date that it will begin making payments thereunder from September 30, 2013 to December 31, 2013, and extended the maturity date of the notes by a corresponding six months. On October 25, 2013, Carrillo converted the $53,750 outstanding balance of his note, plus $11,125 in accounts receivable for services rendered, into 395,805 shares of its common stock. On March 19, 2014, effective as of December 31, 2013, the Company entered into a Third Amendment to Promissory Note with Pakulis to extend the date that it will begin making payments thereunder from December 31, 2013 to January 1, 2015, and extended the maturity date of the notes by a corresponding twelve months. On March 10, 2015, effective as of December 31, 2014, the Company entered into a Fourth Amendment to Promissory Note with Pakulis to extend the date that it will begin making payments thereunder from January 1, 2015, to January 1, 2017, and extended the maturity date of the note to December 15, 2018.

Note 14. Other Long Term Accrued Liabilities

At March 31, 2015 and December 31, 2014, the Company had a balance of $118,750 in noncurrent tax payable.

Note 15. Inventory Flooring Credit Line

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

March 31, 2015

Unaudited

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

At March 31, 2015, the Company had recorded $1,938,071 in the flooring credit line.

Note 16. Income Per Common Share

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

As of March 31, 2015, there were 2,041,468 common stock purchase warrants outstanding that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period presented.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

March 31, 2015

Unaudited

Note 17. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the Company's tax provisions and deferred tax assets as of March 31, 2015 and March 31, 2014 are as follows:

The components of tax provision:

	March 31, 2015	December 31, 2014
Current
Federal	$-	$(98,000)
State	-	-
	-	(98,000)
Deferred
Federal	(259,000)	(36,000)
State	-	94,000
	(259,000)	58,000

Change in valuation allowance	259,000	(120,000)

Total provision	$-	$(160,000)

The total tax provision for the quarter ended March 31, 2014 is zero. The total tax benefit for the year ended December 31, 2014 is $160,000 of which $176,000 corresponds to current operations and $16,000 (tax provision) corresponds to discontinued operations.

The components of deferred tax assets and liabilities:

	March 31, 2015	December 31, 2014
Deferred income tax assets:
State taxes	$129,000	$129,000
Net operating losses	625,000	425,000
Depreciation	-	-
Accruals and other	-	-
	754,000	554,000

Deferred income tax liabilities:
Depreciation	(12,000)	(12,000)
Installment gain	(308,000)	(367,000)
	434,000	175,000

Valuation allowance	(434,000)	(175,000)

Net deferred tax assets/(liabilities)	$-	$-

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

March 31, 2015

Unaudited

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the Company's loss for the quarter ended March 31, 2015, the Company has provided a valuation allowance in the amount of $434,000 against its deferred tax assets.

The amount of deferred tax assets considered realizable could change if future taxable income is realized. At both March 31, 2015 and December 31, 2014, the Company had U.S. federal tax net operating loss carryforwards (“NOLs”) of approximately $1,838,525 and $1,125,000, respectively, which begin to expire in 2021. The NOLs are subject to limitations under IRC Section 382 of the Internal Revenue Code (“Section 382”).

Note 18. Related Party Transactions

All material intercompany transactions have been eliminated upon consolidation of the Company’s entities. During the quarter ended March 31, 2015, cash transfers, equity and accounts between the Company and its subsidiaries have been eliminated upon consolidation.

See Note 13. Notes Payable- Related Party for information regarding a Securities Purchase Agreement entered into on December 31, 2012, with Sportify, Inc., a Nevada corporation, and its shareholders, Sabas Carrillo, an individual, and James Pakulis, an individual and one of the Company’s officers and directors.

Note 19. Commitments And Contingencies

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

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

March 31, 2015

Unaudited

Set forth below is a summary of current obligations as of March 31, 2015 comprised exclusively of the rental lease obligations to make future payments due by the period indicated below:

Rhome, Texas Retail Center	Minimum Payments	Monthly Base Rent
2015	$11,700	$1,300
2016	$1,300	$1,300

Tyler, Texas Retail Center	Minimum Payments	Monthly Base Rent
2015	$22,500	$2,500
2016	$30,000	$2,500
2017	$12,500	$2,500

Jacksboro, Texas Retail Center	Minimum Payments	Monthly Base Rent
2015	$9,972	$1,108

Mt. Pleasant, Texas Retail Center	Minimum Payments	Monthly Base Rent
2015	$22,500	$2,500
2016	$15,000	$2,500

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

March 31, 2015

Unaudited

Note 20. Warrants

As of March 31, 2015, there were 2,041,468 common stock purchase warrants outstanding. The following table summarizes information about common stock warrants outstanding at March 31, 2015.

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Exercise Price Average	Number Exercisable	Weighted Average Exercise Price
$0.07	305,357	0.66	$0.010	305,357	$0.010
0.075	1,736,111	4.09	0.064	1,736,111	0.064
$0.07 - $0.075	2,041,468	4.76	$0.074	2,041,468	$0.074

Note 21. Subsequent Events

The Company evaluated its March 31, 2015 financial statements for subsequent events through May 13, 2015, the date the financial statements were available to be issued.

Pixel Home Development Agreement

On May 1, 2015, the Company entered into a Home Development Agreement dated April 30, 2015 with its wholly-owned subsidiary, Wisdom Manufactured Homes of America, Inc., and Pixel East Properties, LLC. Pursuant to the Agreement, Pixel advanced to the Company the sum of One Hundred Thousand Dollars ($100,000) which it will use to improve one or more of the homesites in Sherman, Texas which it has the right to improve and sell pursuant to the Exclusive Option to Improve and Sell with American National Credit Corporation, and to purchase and place manufactured homes on the homesites. Upon the sale of the homesite, the net profits (after the payment of all costs, including the purchase and improvement of the homesite, purchase of a manufactured home (which the Company has agreed to sell at its wholesale cost), and selling costs and expenses), will be split equally between the Company and Pixel. Upon the completion of the first sale, at Pixel’s discretion, the funds can be used to purchase and improve another homesite, up to a maximum of four.

KBM Enterprises Payments

On April 28, 2015, the Company repaid the promissory note to KBM Enterprises, LLC, that on October 20, 2014, it entered into in connection with a Securities Purchase Agreement, pursuant to which the Company sold KBM Enterprises an 8% Convertible Promissory Note in the principal amount of $83,000. The Company repaid the entire principal balance of the Note plus accrued interest and a prepayment premium, in the total amount of $111,192.71.

On May 12, 2015, the Company repaid the promissory note to KBM Enterprises, LLC, that on November 10, 2014, it entered into in connection with a Securities Purchase Agreement, pursuant to which the Company sold KBM Enterprises an 8% Convertible Promissory Note in the principal amount of $54,000. The Company repaid the entire principal balance of the Note plus accrued interest and a prepayment premium, in the total amount of $72,330.41.

Note Amendments

On March 26, 2014, we entered in a Note and Stock Purchase Agreement with an investor whereby we issued a 20% Convertible Promissory Note in the face amount of $100,000, and 300,000 shares of our common stock, restricted in accordance with Rule 144, in exchange for $100,000.  On May 5, 2015, and effective as of April 26, 2015, we entered into a First Amendment to 20% Convertible Secured Promissory Note pursuant to which the parties extended the maturity date of the Note from April 26, 2015, to October 31, 2015.

On March 28, 2014, we entered in a Note and Stock Purchase Agreement with an investor whereby we issued a 20% Convertible Promissory Note in the face amount of $100,000, restricted in accordance with Rule 144, in exchange for $100,000.  On May 5, 2015, and effective as of April 28, 2015, we entered into a First Amendment to 20% Convertible Secured Promissory Note pursuant to which the parties extended the maturity date of the Note from April 28, 2015, to April 30, 2016.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

March 31, 2015

Unaudited

Stock Based Compensation

On February 6, 2015, the Company authorized the issuance of an aggregate of 650,000 shares of its common stock, effective as of December 31, 2015, restricted in accordance with Rule 144, to an entity for services valued at $45,500. The shares were not issued until subsequent to the quarter ending.

On April 15, 2015, the Company authorized the issuance of 2,436,667 shares of its common stock, restricted in accordance with Rule 144, to an entity for services valued at $194,933.

Vis Vires Group, Inc.

On April 29, 2015, the Company entered into a Securities Purchase Agreement with Vis Vires Group, Inc., pursuant to which it sold to Vires a 8% Convertible Promissory Note in the original principal amount of $53,500 (the “Note”). The Note has a maturity date of February 1, 2016, and is convertible after 180 days into the Company’s common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 90 days after issuance – 130% of the principal amount and any accrued and unpaid interest; (b) between 91 and 120 days after issuance – 135% of the principal amount and any accrued and unpaid interest; and (c) between 121 and 180 days after issuance – 140% of the principal amount and any accrued and unpaid interest. The purchase and sale of the Note closed on May 5, 2015, the date that the purchase price was delivered to the Company.

Marketing Consulting Agreement

On April 23, 2015, the Company entered into a Consulting Agreement dated April 20, 2015 with an individual to provide regionally-based marketing campaigns to promote the Company’s business. As consideration under the agreement, the Company agreed to issue to the consultant three hundred thousand (300,000) shares of common stock.

LG Capital Payment

On April 27, 2015, the Company repaid $75,000 of the promissory note to LG Capital Funding, LLC, that on October 29, 2014, it entered into in connection with a Securities Purchase Agreement, pursuant to which the Company sold to LG Capital Funding, LLC an 8% Convertible Promissory Note in the principal amount of One Hundred Five Thousand Dollars ($105,000) (the “Note”). The remaining outstanding principal amount of the Note, in the amount of $72,000, plus accrued interest of $4,165.48, was sold by LG Capital to Carebourn Capital, L.P.

Carebourn Capital, L.P.

On April 27, 2015, the Company entered into a Securities Purchase Agreement with Carebourn Capital, L.P. (“Carebourn”), pursuant to which it sold to Carebourn a 10% Convertible Promissory Note in the original principal amount of $85,500 (the “Note”). The Note has a maturity date of January 27, 2016, and is convertible after 180 days into the Company’s common stock at a forty two percent (42%) discount from the average of the three lowest trading prices of its common stock, as reported by any exchange upon which the common stock is then traded, for the ten (10) trading days prior to the Company’s receipt of notice from the Note holder to exercise this conversion feature. The conversion price shall be subject to a minimum conversion price of $0.0001 per share (the “floor price”). The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 30 days after issuance – 115% of the principal amount; (b) between 31 and 60 days after issuance – 120% of the principal amount; (c) between 61 and 90 days after issuance – 125% of the principal amount; (d) between 91 and 120 days after issuance – 130% of the principal amount; (e) between 121 and 150 days after issuance – 135% of the principal amount; and (f) between 151 and 180 days after issuance – 140% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on April 29, 2015, the date that the purchase price was delivered to the Company.

* * *

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014

Results of Operations

In early 2014 we transitioned Wisdom Homes of America, Inc. into the manufactured home retail industry and discontinued the operations of our wholly-owned subsidiaries that had operations related to our prior finder site business. For comparative purposes, all prior periods presented have been restated to reflect the reclassification of these entities to discontinued operations on a consistent basis. All revenue that was generated from operations related to our finder site business has been reclassified to discontinued operations on a consistent basis.

Revenues and Net Operating Loss

Our revenue, operating expenses, net operating loss, and net loss for the quarters ended March 31, 2015 and 2014 were as follows:

	Three Months	Three Months
	March 31, 2015	March 31, 2014	Increase /
	(Unaudited)	(Unaudited)	(Decrease)

Revenue	$-	$-	$-

Operating expenses:
Selling, general and administrative	688,945	372,169	316,776
Total operating expenses	688,945	372,169	316,776

Operating loss	688,945	372,169	316,776
Other expense	(91,462)	(30,117)	(61,345)

Net loss	$(786,009)	$(378,633)	$(407,376)

Revenue

Sales– For the quarter ended March 31, 2015, we had no sales of manufactured homes. Beginning during the fourth quarter 2014 and continuing into the first quarter of 2015, there was persistent and continuous severe weather conditions which included heavy thunderstorms and rain that created impassable road conditions in areas that surround our manufactured home retail centers in the Northern Texas region. As a result, we could not deliver any manufactured homes and thus our sales and our revenues were negatively impacted. Heavy rains often cause flooding and muddy conditions at our customers' homesites which makes delivery of a manufactured home prohibitive. Furthermore, gusty winds often lead to treacherous road conditions which makes shipping our manufactured homes via tractor trailer extremely dangerous.

Following the end of the three months ended March 31, 2015, we have seen an expected increase in sales because pent up demand existed. We recorded approximately $556,000 in sales in the month of April 2015, which was approximately 86% of the revenues for the entire fourth quarter of 2014, and 158% of the revenues for the entire third quarter of 2014.

For the quarter ended March 31, 2014 revenue from our finder sites, including ManufacturedHomes.com and Tattoo.com, have been restated to reflect the reclassification of these entities to discontinued operations on a consistent basis.

At March 31, 2015, we had approximately $2 million in manufactured home inventory at our model home retail centers located in Tyler, Rhome and Jacksboro, Texas, compared to approximately $1.2 million at December 31, 2014. Our current inventory was purchased using the flooring credit line we established with our existing inventory flooring company. We expect that as our manufactured home inventory continues to grow as a result of the increase in our flooring credit line, allowing us to offer a wider variety of product that is immediately available to purchase, we will also see a corresponding increase in our sales.

Operating Expenses

Operating Expenses Overview - Our operating expenses increased during the quarter ended March 31, 2015, as compared to the quarter ended March 31, 2014, primarily because of our efforts to expand our operations further into the manufactured home retail center industry. In particular, during the quarter ended March 31, 2015 as compared to the quarter ended March 31, 2014, we increased amounts spent on insurance, sales and marketing, consulting, stock based compensation and business development, and in particular to general and administrative expenses related to our manufactured home retail centers.

Salaries And Employee Benefits - During the quarters ended March 31, 2015 and 2014, salaries and employee benefits were $91,000 and $227,000, respectively, a decrease of approximately $136,000, or 60%. The decrease in salaries and employee benefits was because we decreased the number of technology specialists, including the number of programmers and engineers whose responsibilities included, but were not limited to, developing software and finder sites prior to their being discontinued. Salaries during the quarter ended March 31, 2015 consisted of our sales and administrative staff located at our manufactured home retail centers.

Professional Fees - During the quarters ended March 31, 2015 and 2014, professional fees were $467,800 and $113,300, respectively, an increase of approximately $354,500, or 313%. The increase during the quarter ended March 31, 2015 as compared to March 31, 2014 was a result of increases in spending on consulting, business development, legal and accounting fees related to our efforts to expand our operations in Texas serving the manufactured home industry and in particular to non-cash stock based compensation to consultants which totaled approximately $142,000 during the quarter ended March 31, 2015.

General And Administrative Expenses - During the quarters ended March 31, 2015 and 2014, general and administrative expenses were $94,400 and $29,400, respectively, an increase of approximately $65,000, or 220%. Amounts spent during the quarter ended March 31, 2015 are attributable in large part to rent and lease payments at our retail centers in Texas, to office and travel expenses, and to a lesser extent, amounts spent on marketing and advertising. Amounts spent during the quarter ended March 31, 2014 are primarily attributable to marketing and advertising related to our former finder site businesses, computer and internet related expenses, and for travel expenses.

Interest Expense –During the quarters ended March 31, 2015 and 2014, interest expenses was approximately $95,000 and $34,000, respectively, an increase of approximately $61,000, or 180%. Interest expenses consisted primarily of debt service on the various promissory notes and convertible promissory notes with third party lenders. During the quarter ending March 31, 2015, the aggregate amount of debt capital raised by us was approximately $1.47 million which includes amounts that we have already repaid in full. Subsequent to the quarter ending March 31, 2015 we raised an additional $229,000 using this structure.

Liquidity and Capital Resources

Our cash, current assets, intangible assets, total assets, current liabilities, and total liabilities as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014	Percentage
	(Unaudited)	(Audited)	Change

Cash	$16,147	$410,828	(96.1)%
Inventory	2,026,323	1,201,693	118.6%
Total current assets	2,661,823	2,473,373	7.6%

Intangible assets:
Domain names	84,363	84,363	-
Total intangible assets	141,382	142,923	(1.4)%

Total assets	3,827,205	3,642,754	5.1%

Total current liabilities	3,294,989	2,882,545	14.3%
Total long term liabilities	2,319,986	1,903,720	21.8%
Total liabilities	$5,614,975	$4,786,265	17.3%

Our inventory balance at March 31, 2015 was approximately $2 million, which consisted of 44 manufactured homes located at our retail lots and 15 homesites, compared to approximately $1.2 million at December 31, 2014, an increase of approximately $825,000, or 118%.

Our total current assets increased slightly during the quarter ended March 31, 2015 as compared to December 31, 2014 primarily as a result of the increase in our inventory which was offset by note receivable payments in the aggregate amount of $300,000 related to the sale of the finder site weedmaps.com, issuances of stock based compensation related to consulting agreements accrued during the fourth quarter of 2014 and, to a lesser extent, the reclassification of a portion of the noncurrent Platinum Technology note receivable to current.

Our intangible assets at March 31, 2015 consisted of the domain names www.TravelTrailer.com and www.ToyHaulers.com and the advertising rights pursuant to our sale of www.ManufacturedHomes.com.

Our current liabilities increased by $412,000, or 14%, from $2,883,000 at December 31, 2014 to $3,295,000 at March 31, 2015, primarily as a result of the reclassification of $404,500 in noncurrent loans to current loans, $160,000 in additional current loans which was offset by $100,500 in payments on notes payable, as well as for $142,000 that had been accrued during 2014 for consulting services that we paid in noncash stock based payments.

Our total long-term liabilities increased by $416,000, or 22%, from $1,904,000 at December 31, 2014 to $2,320,000 at March 31, 2015, primarily as a result of increases in our flooring credit line and approximately $102,000 in additional noncurrent loans which were offset by the reclassification of $404,500 in noncurrent loans to current loans.

Cash Requirements

We had approximately $16,000 in cash and cash equivalents as of March 31, 2015. Our operating loss for the quarter ended March 31, 2015 was $689,000, compared to $372,000 for the quarter ended March 31, 2014, an increase of approximately $317,000. We had a net loss for the quarter ended March 31, 2015 of $786,000, compared to $379,000 for the quarter ended March 31, 2014, an increase of approximately $407,000. We had a working capital deficit of approximately $633,000 at March 31, 2015. During the quarter ended March 31, 2015, our principal source of liquidity was cash generated from our current operations, cash received pursuant to notes payables with third parties, as well as payments we received pursuant to the sale of the finder site Weedmaps.com, which during the quarter ended March 31, 2015, totaled $300,000, which are reflected in our statements of cash flows under the section changes in operating assets and liabilities: Other assets & note receivables. At our current burn rate of $200,000 per month, our current level of revenue generated from operations, our cash on hand, together with the final $100,000 that we will receive pursuant to the sale of our finder site Weedmaps.com in April 2015, is insufficient to cover our monthly expenses. We have had to, and will continue to, seek financing in the form of debt or stock sales to finance our operations until we reach break-even.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $525,000 for the quarter ended March 31, 2015, as compared to net cash used in operating activities of $179,000 for the quarter ended March 31, 2014, an increase of $345,783. For the quarter ended March 31, 2015, the net cash used by operating activities consisted primarily of net loss of $786,000, which included non-cash expense of $142,000 in stock based compensation, significant increases in our inventory of manufactured homes of $800,000, and in cash coming from other assets and note receivables which was attributable to the $300,000 in payments we received pursuant to the sale of the finder site Weedmaps.com. For the quarter ended March 31, 2014, the net cash used by operating activities consisted primarily of a net loss of $379,000 which included a loss of $88,000 related to discontinued operations, cash coming from other assets and note receivableswhich was attributable to the $300,000 in payments we received pursuant to the sale of the finder site Weedmaps.com and non-cash expense of $440,000 in stock based compensation.

Investments

During the quarter ended March 31, 2015, we had approximately $31,000 cash flows from investing activities as compared to approximately zero for the quarter ended March 31, 2014. For the quarter ended March 31, 2015, the net cash used in investing activities was primarily related to purchases of computers, office furniture and leasehold improvement for our manufactured home retail centers in Texas.

Financing

We had net cash from financing activities of $161,000 for the quarter ended March 31, 2015, as compared to net cash from financing activities of $112,000 for the quarter ended March 31, 2014, an increase of $49,519. For the quarter ended March 31, 2015, our net cash used in financing activities consisted of payments on notes payable, which were offset by new convertible notes from third parties. For the quarter ended March 31, 2014, our net cash used in financing activities consisted of payments on notes payable related to our then domain name acquisitions and payments on notes payable, which were offset by three new convertible notes from third parties, and to a $41,500 demand note from James Pakulis, one of our officers and directors.

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

Impairment of Long-Lived and Intangible Assets

In accordance with Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess the recoverability of the long-lived and intangible assets by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets. No impairment of intangible assets was recognized during the quarter ended March 31, 2015, and no impairment of long-lived assets was recognized during the quarter ended March 31, 2015.

Net Loss

For the quarters ended March 31, 2015 and 2014, we had an operating loss of $689,000 and $372,000, respectively. We had a net loss for the quarters ended March 31, 2015 and 2014 of approximately $786,000 and $379,000, respectively. The operating loss we experienced during the quarters ended March 31, 2015 and 2014 was a result of our efforts to expand our operations into the manufactured home retail center business.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. Controls and Procedures

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

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

There have been no material developments to the litigation matters disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Services

On January 7, 2015, we approved the issuance of an aggregate of 1,050,000 shares of our common stock, effective as of December 31, 2014, restricted in accordance with Rule 144, to seven (7) individuals and entities for services valued at $73,500. The issuances were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchasers were each either accredited or sophisticated investors, familiar with our operations, and there was no solicitation.

On January 7, 2015, we approved the issuance of an aggregate of 975,000 shares of our common stock, effective as of January 2, 2015, restricted in accordance with Rule 144, to five (5) individuals and entities for services valued at $68,250. The issuances were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchasers were each either accredited or sophisticated investors, familiar with our operations, and there was no solicitation.

On February 6, 2015, we issued 650,000 shares of our common stock, restricted in accordance with Rule 144, to a third-party for services rendered. The issuance was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) promulgated thereunder. The shareholder was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

Vista Capital Investments, LLC

On January 22, 2015, we entered into a Securities Purchase Agreement with Vista Capital Investments, LLC, pursuant to which we sold to Vista a 12% Convertible Promissory Note in the original principal amount of $55,000 (the “Note”) with a $5,000 original issue discount. The Note has a maturity date of January 22, 2016, and is convertible after 120 days into our common stock at 90% of the Market Price of our common stock (representing a discount rate of 10%). “Market Price” means the lowest traded price for the Common Stock during the twenty (20) trading days before the conversion. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us up to 180 days after issuance at 120% of the principal amount and any accrued and unpaid interest.

In connection with the sale of the Note, we also issued to Vista warrants to acquire 1,736,111 shares of our common stock at an exercise price of $0.075 per share (subject to adjustment). The warrants are exercisable for a period of five (5) years and contain a cashless exercise provision at the option of the holder.

The issuance of the Note and Warrants was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

LG Capital Funding, LLC

On February 24, 2015, we entered into a Securities Purchase Agreement with LG Capital Funding, LLC (“LG Capital”), pursuant to which we sold to LG Capital an 8% Convertible Promissory Note in the original principal amount of $105,000 (the “Note”). The Note has a maturity date of February 24, 2016, and is convertible after 170 days into our common stock at a forty two percent (42%) discount from the lowest trading price of our common stock, as reported by any exchange upon which our common stock is then traded, for the ten (10) trading days prior to our receipt of notice from the Note holder to exercise this conversion feature. The conversion price shall be subject to a minimum conversion price of $0.0001 per share (the “floor price”), but in the event that the floor price is triggered, the conversion discount shall increase from forty two percent (42%) to fifty two (52%), calculated against the floor price. Interest accrued on the Note shall be payable in shares of our common stock, calculated using the same conversion formula. The Note can be prepaid by us at a premium as follows: (a) between 0 and 90 days after issuance – 120% of the principal amount; (b) between 91 and 150 days after issuance – 130% of the principal amount; (c) between 151 and 180 days after issuance – 140% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on February 27, 2015, the date that the purchase price was delivered to us.

The issuance of the Note was exempt from the registration requirements under the Securities Act of 1933 pursuant to Rule 506 of Regulation D thereof. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

ITEM 3. Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

There have been no events which are required to be reported under this Item.

ITEM 6. Exhibits

(a) Exhibits

2.1 (1)	Agreement and Plan of Reorganization dated December 11, 2012

2.2 (1)	Securities Purchase Agreement dated December 31, 2012

3.1 (1)	Amended and Restated Articles of Incorporation of General Cannabis, Inc.

3.2 (1)	Certificate of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of General Cannabis, Inc.

3.4 (2)	Certificate of Amendment to Articles of Incorporation

10.1 (3)	Securities Purchase Agreement dated January 22, 2015

10.2 (3)	12% Convertible Redeemable Note dated January 22, 2015

10.3 (3)	Warrant dated January 22, 2015

10.4 (4)	Securities Purchase Agreement dated February 24, 2015

10.5 (4)	Convertible Promissory Note dated February 24, 2015

10.6 (5)	Exclusive Option to Improve and Sell dated January 21, 2015

10.7 (6)	Fourth Amendment to Promissory Note with James Pakulis dated March 10, 2015, and effective December 31, 2014

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

100.INS	XBRL Instance Document

100.SCH	XBRL Schema Document

100.CAL	XBRL Calculation Linkbase Document

100.DEF	XBRL Definition Linkbase Document

100.LAB	XBRL Labels Linkbase Document

100.PRE	XBRL Presentation Linkbase Document

_______________

(1)	Incorporated by reference from our Registration Statement on Form 10 dated January 29, 2013 and filed with the Commission on January 30, 2013.
(2)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on March 3, 2015.
(3)	Incorporated by reference from our Current Report on Form 8-K dated January 23, 2015 and filed with the Commission on January 26, 2015.
(4)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on March 4, 2015.
(5)	Incorporated by reference from our Current Report on Form 8-K dated February 2, 2015 and filed with the Commission on February 3, 2015.
(6)	Incorporated by reference from our Current Report on Form 8-K dated March 11, 2015 and filed with the Commission on March 13, 2015.

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

Wisdom Homes of America, Inc.

Dated: May 15, 2015	By:	/s/ James Pakulis
	Name:	James Pakulis
	Its:	President and Chief Executive Officer

