Form 10-Q
period 2015-06-30
Wisdom Homes of America, Inc.
filed 2015-08-14
CIK 1281198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 13, 2015, there were 74,096,579 shares of common stock, par value $0.001, issued and outstanding.

WISDOM HOMES OF AMERICA, INC.

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward looking statements. Readers are cautioned not to put undue reliance on any forward looking statements.

ITEM 1 Financial Statements

WISDOM HOMES OF AMERICA, INC.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$251,827	$410,828
Inventory	1,765,875	1,201,693
Note receivables	116,617	450,758
Other current assets	435,802	410,094

TOTAL CURRENT ASSETS	$2,570,121	$2,473,373

Property and equipment, net	78,721	54,434
Intangible assets:
Domain names	84,363	84,363
Advertising rights	55,478	58,560
Note receivables noncurrent	908,749	968,924
Other assets	78,100	3,100

TOTAL ASSETS	$3,775,532	$3,642,754

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$346,113	$282,220
Accrued liabilities	1,459,434	1,430,891
Notes payable	1,561,343	929,332
Notes payable - related party	56,708	-
Current liabilities - discontinued operations	240,548	240,102

TOTAL CURRENT LIABILITIES	$3,664,146	$2,882,545

LONG TERM LIABILITIES

Other accrued liabilities	118,750	118,750
Flooring Credit Line	1,794,049	1,219,241
Notes payable	103,892	404,479
Notes payable - related party	161,250	161,250

TOTAL LONG TERM LIABILITIES	2,177,941	1,903,720

TOTAL LIABILITIES	$5,842,087	$4,786,265

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value: 20,000,000 shares authorized;
zero shares issued and outstanding at June 30, 2015;
zero shares issued and outstanding at December 31, 2014;	-	-
Common stock, $0.001 par value: 300,000,000 shares authorized;
65,650,827 shares issued and outstanding at June 30, 2015,
50,677,105 shares issued and outstanding at December 31, 2014,	65,651	50,677
Paid-in capital	(9,012,732)	(9,888,444)
Retained earnings	6,880,526	8,694,256

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,066,555)	(1,143,511)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,775,532	$3,642,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISDOM HOMES OF AMERICA, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

REVENUE
Sales	$1,254,813	$50,373	$1,254,813	$50,373

Total revenue	1,254,813	50,373	1,254,813	50,373

OPERATING EXPENSES
Cost of sales	1,006,685	25,021	1,006,685	25,248
Selling, general and administrative expenses	1,110,211	419,668	1,799,156	791,609

Total operating expenses	2,116,896	444,689	2,805,841	816,857

Operating Loss	(862,083)	(394,316)	(1,551,028)	(766,484)

Other Income (Expense)
Gain on sale of ManufacturedHomes.com	-	847,351	-	847,351
Interest income	17,528	4,421	20,944	8,350
Interest expense	(177,826)	(54,523)	(272,704)	(88,569)

Total other income (expense)	(160,298)	797,249	(251,760)	767,132

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,022,381)	402,933	(1,802,788)	648

Provision for Income Taxes	-	(241,000)	-	(354,000)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,022,381)	643,933	(1,802,788)	354,648

Loss from discontinued operations, net of zero provision and $3,000 tax benefit for the six months ended June 30, 2015 and 2014, respectively, and net of zero tax provision and $2,000 tax benefit for the three months ended June 30, 2015 and 2014, respectively.	(5,340)	(207,257)	(10,942)	(296,603)

NET INCOME (LOSS)	$(1,027,721)	$436,676	$(1,813,730)	$58,045

Income (loss) per share, Basic and Diluted
Income (loss) from continuing operations	$(0.02)	$0.02	$(0.03)	$0.01
Income (loss) from discontinued operations	-	(0.01)	-	(0.01)
Total income (loss) per share	$(0.02)	$0.01	$(0.03)	$0.00

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	59,388,645	38,027,967	55,828,901	43,098,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISDOM HOMES OF AMERICA, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,	June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(1,813,730)	$58,045
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,626	2,179
Amortization	3,082
Stock-based compensation	800,440	462,200
Gain on sale of ManufacturedHomes.com	—	(847,351)
Changes in operating assets and liabilities:
Accounts receivable	—	(21,716)
Inventories	10,627	(35,000)
Prepaid expenses and deposits	(83,963)	(58,963)
Other assets & note receivables	394,315	327,083
Accounts payable and accrued liabilities	166,384	(301,972)

Net cash used in operating activities	(516,219)	(415,495)

Cash flows used in investing activities:
Purchases of property and equipment	(30,913)	(1,326)

Net cash used in investing activities	(30,913)	(1,326)

Cash flows provided by financing activities:
Payments on note payable	(445,462)	(226,183)
Proceeds from note payable	776,885	601,500
Proceeds from note payable - related party	56,708	41,497

Net cash provided by financing activities	388,131	416,814

Net decrease in cash and cash equivalents	(159,001)	(7)

Cash and cash equivalents at beginning of period	410,828	93,152

Cash and cash equivalents at end of period	$251,827	$93,145

Non-cash investing and financing activity:

Shares issued pursuant to stock based compensation	$800,440	$440,000
Shares issued pursuant to conversion of debt	$90,245	$—
Shares issued as additional interest expense	$—	$22,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

June 30, 2015

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

June 30, 2015

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

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

June 30, 2015

Unaudited

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

Advertising Cost

The Company expenses advertising costs when incurred. Advertising expense for the six months ended June 30, 2015 and 2014 was approximately $51,000 and approximately $14,000, respectively.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

June 30, 2015

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

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from six to seven years. Property and equipment at June 30, 2015, and December 31, 2014, are presented net of accumulated depreciation of approximately $16,000 and approximately $9,000, respectively.

Intangible Assets

In accordance with Goodwill and Other Intangible Assets, intangible assets that are determined not to have an indefinite useful life are subject to amortization. The Company amortizes intangible assets using the straight-line method over their estimated useful lives.

Impairment of Long-Lived and Intangible Assets

In accordance with Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses the recoverability of the long-lived and intangible assets by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets. No impairment of intangible assets was recognized during the six months ended June 30, 2015, or year ended December 31, 2014.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Share-Based Payment, which addresses the accounting for equity-based compensation and which requires that the cost of all equity-based compensation arrangements be reflected in the financial statements over the vesting period based on the estimated fair value of the awards. During the six months ended June 30, 2015, and June 30, 2014, the Company had $800,440 and $440,000, respectively, in stock-based compensation expense related to issuances of shares of the Company’s common stock to consultants.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

June 30, 2015

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

June 30, 2015

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

Recent Accounting Pronouncements

In June, 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments in the ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718, Compensation - Stock Compensation, as it relates to awards with performance conditions that affect vesting to account for such awards. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either: (a) prospectively to all awards granted or modified after the effective date; or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this ASU as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. In addition, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. The Company is currently assessing the impact this standard will have on its consolidated financial statements and required disclosures.

In November, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The amendments in this ASU do not change the current criteria in U.S. GAAP for determining when separation of certain embedded derivative features in a hybrid financial instrument is required. The amendments clarify how current U.S. GAAP should be interpreted in evaluating the economic characteristics and risks of a host contract in a hybrid financial instrument that is issued in the form of a share. Specifically, the amendments clarify that an entity should consider all relevant terms and features, including the embedded derivative feature being evaluated for bifurcation, in evaluating the nature of the host contract. Furthermore, the amendments clarify that no single term or feature would necessarily determine the economic characteristics and risks of the host contract. Rather, the nature of the host contract depends upon the economic characteristics and risks of the entire hybrid financial instrument. The amendments in this ASU also clarify that, in evaluating the nature of a host contract, an entity should assess the substance of the relevant terms and features (i.e., the relative strength of the debt-like or equity-like terms and features given the facts and circumstances) when considering how to weigh those terms and features. Specifically, the assessment of the substance of the relevant terms and features should incorporate a consideration of: (1) the characteristics of the terms and features themselves (for example, contingent versus non-contingent, in-the-money versus out-of-the-money); (2) the circumstances under which the hybrid financial instrument was issued or acquired (e.g., issuer-specific characteristics, such as whether the issuer is thinly capitalized or profitable and well-capitalized); and (3) the potential outcomes of the hybrid financial instrument (e.g., the instrument may be settled by the issuer issuing a fixed number of shares, the instrument may be settled by the issuer transferring a specified amount of cash, or the instrument may remain legal-form equity), as well as the likelihood of those potential outcomes. The amendments in this ASU apply to all entities that are issuers of, or investors in, hybrid financial instruments that are issued in the form of a share. The amendments in this ASU are effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption, including adoption in an interim period, is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The effects of initially adopting the amendments in this ASU should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. The Company is currently assessing the impact this standard will have on its consolidated financial statements and required disclosures.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

June 30, 2015

Unaudited

In April, 2015, the FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within fiscal years beginning after December 15, 2016. Early adoption of the amendments is permitted for financial statements that have not been previously issued. The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted, and the effect of the change on the financial statement line items (i.e., debt issuance cost asset and the debt liability). The Company is currently assessing the impact this standard will have on its consolidated financial statements and required disclosures.

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

June 30, 2015

Unaudited

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

June 30, 2015

Unaudited

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

In July 2013, the FASB issued an accounting standards update that specifies that unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. When a net operating loss carryforward, a similar tax loss or tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes or the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this accounting standards update did not have a significant impact on the Company’s consolidated financial statements.

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

June 30, 2015

Unaudited

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

Note 3. Equity Transactions

At June 30, 2015, the total number of shares of the Company’s common stock that were issued was 70,650,827, which number of shares includes 5,000,000 shares that are issued but not outstanding and which are held in escrow. As such, at June 30, 2015, the total number of shares of the Company’s common stock that were issued and outstanding was 65,650,827. At December 31, 2014, the total number of shares of the Company’s common stock that were issued was 55,677,105 which number of shares included 5,000,000 shares that are issued but not outstanding and which were held in escrow. As such, at December 31, 2014, the total number of shares of the Company’s common stock that were issued and outstanding was 50,677,105.

Common Stock

On July 18, 2014, the Company entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC, pursuant to which it sold to Typenex a 10% Convertible Promissory Note in the original principal amount of $85,500 (the “Note”), which reflected an original issue discount of $7,500 and legal fees of $3,000. The Note had a maturity date of June 23, 2015, and was convertible after 180 days into common stock at $0.075 per share (the “Conversion Price”). The Conversion Price was subject to adjustment downward if the Company issued its common stock at a lower price prior to any conversion. On April 22, 2015, May 22, 2015, and June 22, 2015, the Company converted $14,583.75, $14,488.46, and $14,373.22, of the Note into 378,799, 812,224, and 1,271,032 shares of the Company's common stock, respectively.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

June 30, 2015

Unaudited

On October 29, 2014, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC (“LG Capital”), pursuant to which the Company sold to LG Capital an 8% Convertible Promissory Note in the original principal amount of $105,000 (the “Note”). The Note has a maturity date of October 29, 2015, and is convertible after 180 days into its common stock at a forty two percent (42%) discount from the lowest trading price of its common stock, as reported by any exchange upon which its common stock is then traded, for the ten (10) trading days prior to its receipt of notice from the Note holder to exercise this conversion feature. The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 90 days after issuance – 120% of the principal amount; (b) between 91 and 150 days after issuance – 130% of the principal amount; (c) between 151 and 180 days after issuance – 140% of the principal amount. There is no right to prepay the Note after 180 days. On April 27, 2015, we repaid $75,000 of the promissory note to LG Capital. The remaining outstanding principal amount of the Note, in the amount of $53,000, plus accrued interest of $4,165.48, was sold by LG Capital to Carebourn Capital, L.P. On May 6, 2015 and June 9, 2015, the Company converted $16,500 and $30,300 of the Note into 500,000, and 1,500,000 shares of the Company's common stock, respectively.

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

On April 15, 2015, we renewed a Consulting Agreement, which the Company had entered into on September 8, 2014, with a third party to provide consulting and advice related to potential partnerships, strategic contacts, joint ventures, corporate restructuring, and other business relationships, for a period of six months. Pursuant to the agreement, we agreed to issue to the consultant 2,436,667 shares of our common stock, restricted in accordance with Rule 144, valued at $200,000.

On April 23, 2015, in connection with the execution of a Consulting Agreement dated April 20, 2015, we agreed to issue 300,000 shares of our common stock, restricted in accordance with Rule 144, valued at $21,000, to one individual.

On May 15, 2015, we issued 5,100,000 shares of our common stock, restricted in accordance with Rule 144, valued at $392,190, to two individuals for services rendered, including 5,000,000 shares to Brent Nelms, the President of our subsidiary, Wisdom Manufactured Homes of America, Inc.

Note 4. Inventory

The inventory balance at June 30, 2015, was approximately $1,766,000, which consisted of 41 manufactured homes located at its retail lots which were stated at the lower of cost (average) or market, and 16 homesites. The inventory balance at June 30, 2014, was $292,700 which consisted of seven manufactured homes which were stated at the lower of cost (average) or market. The manufactured homes are located at the Company’s Tyler, Texas, Mt. Pleasant, Texas, and Jacksboro, Texas, retail centers. The homesites are located at the Strawberry Addition in the City of Arp, Texas, and at the Hills of Oliver Creek Development in the City of Rhome, Texas.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

June 30, 2015

Unaudited

Note 5. Note receivables

Current Note Receivables

At June 30, 2015, the Company had recorded a $116,142 note receivable which represented the current portion, including interest, of a $1,000,000 non-recourse promissory note pursuant to the sale of the Company’s website, ManufacturedHomes.com, and related intellectual property.

At June 30, 2015, the Company had recorded $475 note receivable which represented the current portion, including interest, of a $29,250 promissory note pursuant to the sale of an unimproved homesite which accrues interest of 9% per annum and has a maturity date of November 15, 2039.

Noncurrent Note Receivables

At June 30, 2015, the Company had recorded a $880,000 note receivable which represented the noncurrent portion of a $1,000,000 non-recourse promissory note pursuant to the sale of the Company’s website, ManufacturedHomes.com, and related intellectual property.

At June 30, 2015, the Company had recorded a $28,749 note receivable which represented the current portion, including interest, of a $29,250 promissory note pursuant to the sale of an unimproved homesite which accrues interest of 9% per annum and has a maturity date of November 15, 2039.

Note 6. Other Current Assets

At June 30, 2015, the Company had recorded approximately $23,300 in prepaid insurance, approximately $2,200 in prepaid filing fees, approximately $27,100 in deposits, approximately $22,500 in prepaid consulting fees, approximately $357,100 in loan proceeds, and approximately $3,600 in other.

Note 7. Property And Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from six to seven years. Property and equipment at June 30, 2015, and December 31, 2014, consist of the following:

	June 30,	December 31,
Property and Equipment	2015	2014
Furniture and Computer Equipment	$94,570	$63,657
Less: Accumulated Depreciation	(15,848)	(9,222)
Property and Equipment, net	$78,722	$54,435

For the six months ended June 30, 2015, depreciation expense was $6,626. For the year ended December 31, 2014, depreciation expense was $5,900.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

June 30, 2015

Unaudited

Note 8. Intangible Assets

Intangible assets consist of a suite of domain names. The domain names have been determined to have an indefinite useful life based primarily on the renewability of the domain name. Intangible assets with an indefinite life are not subject to amortization, but will be subject to periodic evaluation for impairment.

Intangible asset amounts at June 30, 2015, and December 31, 2014, are as follows:

	June 30,	December 31,
Intangible Assets	2015	2014

Domain names	$84,363	$84,363
Advertising rights	61,642	61,642
Subtotal	$146,005	$146,005
Accumulated amortization	(6,164)	(3,082)
Total intangible Assets	$139,841	$142,923

Summary of the Company’s premium and non-premium domain names	Amount
ToyHaulers.com*	$31,168
TravelTrailer.com*	51,167
Various other non-premium domain names	2,028

Total premium and non-premium domain names	$84,363

* These domain names have been pledged as collateral in connection with a financing sale-leaseback with Domain Capital.

Note 9. Other Assets

At June 30, 2015, the balance of other assets included $3,100 in rent deposits and $75,000 in deposits.

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

The liabilities of discontinued operations related to GMS at June 30, 2015, consists of $11,373 in accounts payable and $20,603 in accrued liabilities recorded as Current liabilities - discontinued operations.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

June 30, 2015

Unaudited

General Health Solutions, Inc.

The Company discontinued the operations of General Health Solutions, Inc., which constituted its entire Medical Clinic Management segment. The Company discontinued the operations of General Health Solutions because of increasing costs associated with managing the clinics and the recent increased competition in the medicinal cannabis clinic industry. A major factor in the success of managing the medicinal cannabis clinics is running successful online Pay Per Click (“PPC”) advertising campaigns. In PPC campaigns targeting is key, and factors that determine the pricing pertaining to certain key words depend heavily on the number of advertisers bidding on those certain key words. Taken together, i) the Company’s increasing success with its technology in its Marketing and Media Segment and ii) the increasing costs of PPC campaigns coupled with the increasing number of sole-practitioner doctors now offering medicinal cannabis recommendation letters as part of their medical practice offerings, which places downward pressure on pricing, led the Company to decide to discontinue the operations of General Health Solutions, which composed its entire Medical Clinic Management Segment and focus its efforts instead on its technology in its Marketing and Media Segment.

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

The assets and liabilities of the Company’s discontinued operations related to General Health Solutions at June 30, 2015, consists of $191,600 in notes payable recorded as Current liabilities - discontinued operations.

VerticalCore Merchant, Inc. - Tattoo.com

On January 21, 2013, the Company entered into a Management Agreement with Tattoo Interactive, LLC, pursuant to which it agreed to perform various marketing, promotion, and website management services with respect to the domain name known as Tattoo.com and the commercial website located at that domain. The Agreement had an initial term of twelve (12) months and automatically renewed for successive one (1) year terms unless terminated in accordance with its terms. On February 5, 2014, the Company received a fully signed copy of a First Amendment to Management Agreement (the “First Amended Agreement”) dated as of January 27, 2014, pursuant to which Tattoo Interactive no longer had an obligation to reimburse the Company for any expenses or costs related to the Management Services as of January 1, 2014. The First Amended Agreement would automatically terminate on April 30, 2014 (the “Initial Term”) unless a separate written agreement was executed by the parties (if so extended, the “Extended Initial Term”). On April 30, 2014, the First Amended Agreement automatically terminated pursuant to term of the First Amendment to Management Agreement dated as of January 27, 2014, and the Company did not pursue a further amendment or extension.

The company discontinued the operations of VerticalCore Merchant, Inc. (“VCM”), which previously performed the operations related to Tattoo.com, as a result of the automatic termination of the First Amendment to Management Agreement dated as of January 27, 2014.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

June 30, 2015

Unaudited

For comparative purposes, all prior periods presented have been restated to reflect the reclassification of this entity to discontinued operations on a consistent basis. The Company does not expect any continuing cash flows from VCM’s discontinued operations.

The liabilities of the Company’s discontinued operations related to VCM at June 30, 2015, consists of $17,000 in accrued liabilities recorded as Current liabilities - discontinued operations.

Note 11. Accrued Liabilities

Accrued liabilities at June 30, 2015, and December 31, 2014, are comprised of the following:

	June 30,	December 31,
Accrued liabilities	2015	2014
Tax payable	$1,098,000	$1,098,000
Obligations on stock based compensation	—	73,500
Obligations on consulting agreements	32,000	55,000
Obligations on land development	114,800	—
Payroll liabilities	145,734	145,734
Customer deposits	51,200	19,821
Insurance	17,240	—
Other	460	38,836

Total accrued liabilities	$1,459,434	$1,430,891

At June 30, 2015, the Company had $1,098,000 in federal and state taxes payable which represent amounts due and payable for the years ended December 31, 2011 and 2012.

Note 12. Notes Payable

Adar Bays, LLC

On June 18, 2015, the Company entered into a Securities Purchase Agreement with Adar Bays, LLC, pursuant to which the Company sold to Adar Bays a 8% convertible note in the principal amount of $40,000 (the “Note”). The Note has a maturity date of June 18, 2016, and is convertible after 180 days into the Company’s common stock at 58% of the lowest trading price of the Company’s common stock for the ten (10) prior trading days (including the day upon which a notice of conversion is received), with a floor of $0.0001 per share. If the floor price is triggered, the discount at which Adar Bays may convert the Note increases to 48% of the lowest trading price. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 90 days after issuance – 120% of the principal amount; (b) between 91 and 150 days after issuance – 130% of the principal amount; and (c) between 151 and 180 days after issuance – 140% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on June 22, 2015, the date that the purchase price was delivered to the Company. The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with the Company’s operations, and there was no solicitation.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

June 30, 2015

Unaudited

American National Credit

On January 20, 2015, the Company entered into an agreement to purchase one (1) homesite for the purchase price of $27,500. The Company made a $1,500 down payment and issued a twenty six thousand dollar ($26,000) promissory note which carries 10% interest per annum and is payable over 360 equal monthly payments beginning on February 26, 2015. The homesite is located at the Hills of Oliver Creek Development, in the City of Rhome, Texas.

Backman Notes

On March 28, 2014, the Company entered into, with a third party investor, a 20% convertible secured promissory note with a maturity date of April 28, 2015, and in the principal amount of $100,000 (the “Note”), which is convertible into common stock at $0.08 per share and which is collateralized by up to $15,000 on a monthly basis by the $100,000 in monthly payments which the Company receives pursuant to its sale of WeedMaps Media, Inc. if not paid in full within six months of the date of the Note. Furthermore, as further collateral, the Company placed 2,500,000 shares of its common stock into escrow.

On May 5, 2015, and effective as of April 28, 2015, the Company entered into a First Amendment to 20% Convertible Secured Promissory Note pursuant to which the parties extended the maturity date of the Note from April 28, 2015, to April 30, 2016. The transaction closed on May 15, 2015, the day the executed amendment was delivered to the Company. Then, on May 19, 2015, the Company entered into a Second Amendment to 20% Convertible Secured Promissory Note pursuant to which the parties reduced the maturity date of the Note from April 30, 2016, to October 31, 2015. This transaction closed on May 20, 2015, the day the executed amendment was delivered to the Company.

Carebourn Capital, L.P.

On April 27, 2015, the Company entered into a Securities Purchase Agreement with Carebourn Capital, L.P. (“Carebourn”), pursuant to which the Company sold to Carebourn a 10% Convertible Promissory Note in the original principal amount of $85,500 (the “Note”). The Note has a maturity date of January 27, 2016, and is convertible after 180 days into the Company’s common stock at a forty two percent (42%) discount from the average of the three lowest trading prices of the Company’s common stock, as reported by any exchange upon which the Company’s common stock is then traded, for the ten (10) trading days prior to the Company’s receipt of notice from the Note holder to exercise this conversion feature. The conversion price shall be subject to a minimum conversion price of $0.0001 per share (the “floor price”). The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 30 days after issuance – 115% of the principal amount; (b) between 31 and 60 days after issuance – 120% of the principal amount; (c) between 61 and 90 days after issuance – 125% of the principal amount; (d) between 91 and 120 days after issuance – 130% of the principal amount; (e) between 121 and 150 days after issuance – 135% of the principal amount; and (f) between 151 and 180 days after issuance – 140% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on April 29, 2015, the date that the purchase price was delivered to the Company. The issuance of the Note was exempt from the registration requirements under the Securities Act of 1933 pursuant to Rule 506 of Regulation D thereof. The purchaser was an accredited and sophisticated investor, familiar with the Company’s operations, and there was no solicitation.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

June 30, 2015

Unaudited

On May 22, 2015, the Company entered into a Securities Purchase Agreement with Carebourn Capital, L.P. (“Carebourn”), pursuant to which the Company sold to Carebourn a 10% Convertible Promissory Note in the original principal amount of $25,000 (the “Note”). The Note has a maturity date of February 22, 2016, and is convertible after 180 days into the Company’s common stock at a forty two percent (42%) discount from the average of the three (3) lowest trading prices of the Company’s common stock, as reported by any exchange upon which the Company’s common stock is then traded, for the ten (10) trading days prior to the Company’s receipt of notice from the Note holder to exercise this conversion feature. The conversion price shall be subject to a minimum conversion price of $0.0001 per share (the “floor price”). The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 30 days after issuance – 115% of the principal amount; (b) between 31 and 60 days after issuance – 120% of the principal amount; (c) between 61 and 90 days after issuance – 125% of the principal amount; (d) between 91 and 120 days after issuance – 130% of the principal amount; (e) between 121 and 150 days after issuance – 135% of the principal amount; and (f) between 151 and 180 days after issuance – 140% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on May 22, 2015, the date that the purchase price was delivered to the Company. The issuance of the Note was exempt from the registration requirements under the Securities Act of 1933 pursuant to Rule 506 of Regulation D thereof. The purchaser was an accredited and sophisticated investor, familiar with the Company’s operations, and there was no solicitation.

On June 26, 2015, the Company entered into a Securities Purchase Agreement with Carebourn Capital, L.P. (“Carebourn”), pursuant to which the Company sold to Carebourn a 10% Convertible Promissory Note in the original principal amount of $30,500 (the “Note”). The Note has a maturity date of June 26, 2016, and is convertible after 180 days into the Company’s common stock at a forty two percent (42%) discount from the average of the three (3) lowest trading prices of the Company’s common stock, as reported by any exchange upon which the Company’s common stock is then traded, for the ten (10) trading days prior to the Company’s receipt of notice from the Note holder to exercise this conversion feature. The conversion price shall be subject to a minimum conversion price of $0.0001 per share (the “floor price”). The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 30 days after issuance – 115% of the principal amount; (b) between 31 and 60 days after issuance – 120% of the principal amount; (c) between 61 and 90 days after issuance – 125% of the principal amount; (d) between 91 and 120 days after issuance – 130% of the principal amount; (e) between 121 and 150 days after issuance – 135% of the principal amount; and (f) between 151 and 180 days after issuance – 140% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on June 26, 2015, the date that the purchase price was delivered to the Company. The issuance of the Note was exempt from the registration requirements under the Securities Act of 1933 pursuant to Rule 506 of Regulation D thereof. The purchaser was an accredited and sophisticated investor, familiar with the Company’s operations, and there was no solicitation.

DeLue Notes

On March 26, 2014, the Company entered into, with a third party investor, a 20% convertible secured promissory note with a maturity date of April 26, 2015, and in the principal amount of $100,000 (the “Convertible Note”), which is convertible into the Company’s common stock at $0.08 per share and which is collateralized by up to $15,000 on a monthly basis by the $100,000 in monthly payments which the Company receives pursuant to its sale of WeedMaps Media, Inc., if not paid in full within six months of the date of the Note. Furthermore, as further collateral, the Company placed 2,500,000 shares of its common stock into escrow. Finally, as an incentive to the third party investor to enter into the Note, the Company issued 300,000 shares of its common stock. The Company accounts for debt discount according to ASC 470-20 Debt With Conversion And Other Options. No debt discount associated with the Convertible Note was recorded because the fair value of the common stock at the commitment date ($0.05) was less than the effective conversion price of the conversion feature ($0.07). As such, there was no intrinsic value associated with the conversion feature and thus no debt discount was recognized.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

June 30, 2015

Unaudited

On May 5, 2015, and effective as of April 26, 2015, the Company entered into a First Amendment to 20% Convertible Secured Promissory Note pursuant to which the parties extended the maturity date of the Note from April 26, 2015, to October 31, 2015. The transaction closed on May 15, 2015, the day the executed amendment was delivered to the Company.

GW Holdings Group, LLC

On June 17, 2015, the Company entered into a Securities Purchase Agreement with GW Holdings Group, LLC, pursuant to which the Company sold to GW Group a 8% convertible note in the principal amount of $30,000 (the “Note”). The Note has a maturity date of June 17, 2016, and is convertible after 180 days into the Company’s common stock at 58% of the lowest trading price of the Company’s common stock for the ten (10) prior trading days (including the day upon which a notice of conversion is received), with a floor of $0.0001 per share. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 90 days after issuance – 125% of the principal amount; (b) between 91 and 150 days after issuance – 135% of the principal amount; and (c) between 151 and 180 days after issuance – 145% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on June 19, 2015, the date that the purchase price was delivered to the Company. The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with the Company’s operations, and there was no solicitation.

JARVCO Note

On January 29, 2015, the Company entered into an agreement to purchase eleven (11) homesites in exchange for issuing a promissory note in the principal amount of Seventy Six Thousand Dollars ($76,000), which accrues interest at seven percent (7%) per annum and is payable over 360 equal monthly payments beginning on March 1, 2015. The homesites are located at the Strawberry Addition in the City of Arp, Texas.

KBM Enterprises, LLC

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

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

June 30, 2015

Unaudited

On April 28, 2015, the Company repaid the promissory note to KBM Enterprises, LLC, that on October 20, 2014, the Company entered into in connection with a Securities Purchase Agreement, pursuant to which the Company sold KBM Enterprises an 8% Convertible Promissory Note in the principal amount of $83,000. The Company repaid the entire principal balance of the Note plus accrued interest and a prepayment premium, in the total amount of $111,192.71.

On May 12, 2015, the Company repaid the promissory note to KBM Enterprises, LLC, that on November 10, 2014, the Company entered into in connection with a Securities Purchase Agreement, pursuant to which the Company sold KBM Enterprises an 8% Convertible Promissory Note in the principal amount of $54,000. The Company repaid the entire principal balance of the Note plus accrued interest and a prepayment premium, in the total amount of $72,330.41.

On June 12, 2015, the Company repaid the promissory note to KBM Enterprises, LLC, that on December 9, 2014, the Company entered into in connection with a Securities Purchase Agreement, pursuant to which the Company sold KBM Enterprises an 8% Convertible Promissory Note in the principal amount of $63,500. The Company repaid the entire principal balance of the Note plus accrued interest and a prepayment premium, in the total amount of $85,096.96.

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

On April 27, 2015, the Company repaid $75,000 of the promissory note to LG Capital Funding, LLC, that on October 29, 2014, the Company entered into in connection with a Securities Purchase Agreement, pursuant to which the Company sold to LG Capital Funding, LLC an 8% Convertible Promissory Note in the principal amount of $105,000 (the “Note”). The remaining outstanding principal amount of the Note, in the amount of $53,000, plus accrued interest of $4,165.48, was sold by LG Capital to Carebourn Capital, L.P.

On June 4, 2015, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC (“LG Capital”), pursuant to which the Company sold to LG Capital an 8% Convertible Promissory Note in the original principal amount of $78,750 (the “Note”). The Note has a maturity date of June 4, 2016, and is convertible after 180 days into the Company’s common stock at a forty two percent (42%) discount from the lowest trading price of the Company’s common stock, as reported by any exchange upon which the Company’s common stock is then traded, for the ten (10) trading days prior to the Company’s receipt of notice from the Note holder to exercise this conversion feature. The conversion price shall be subject to a minimum conversion price of $0.0001 per share (the “floor price”), but in the event that the floor price is triggered, the conversion discount shall increase from forty two percent (42%) to fifty two percent (52%), calculated against the floor price. Interest accrued on the Note shall be payable in shares of the Company’s common stock, calculated using the same conversion formula. The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 90 days after issuance – 120% of the principal amount; (b) between 91 and 150 days after issuance – 130% of the principal amount; (c) between 151 and 180 days after issuance – 140% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on June 5, 2015, the date that the purchase price was delivered to the Company. The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with the Company’s operations, and there was no solicitation.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

June 30, 2015

Unaudited

Oakmore Opportunity Fund I LP

On June 23, 2015, the Company entered into a Securities Purchase Agreement with Oakmore Opportunity Fund I LP (“Oakmore”), pursuant to which the Company sold to Oakmore a 8% Convertible Promissory Note in the original principal amount of $40,000 (the “Note”). The Note has a maturity date of June 23, 2016, and is convertible after 180 days into the Company’s common stock at a forty two percent (42%) discount from the average of the three (3) lowest trading prices of the Company’s common stock, as reported by any exchange upon which the Company’s common stock is then traded, for the ten (10) trading days prior to the Company’s receipt of notice from the Note holder to exercise this conversion feature. The conversion price shall be subject to a minimum conversion price of $0.00005 per share (the “floor price”), but in the event that the Company’s common stock becomes “chilled” by the Deposit Trust Corporation, the conversion discount shall increase from forty two percent (42%) to fifty two percent (52%) for as long as the Company’s common stock is chilled, calculated against the floor price. The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 90 days after issuance – 130% of the principal amount; (b) between 91 and 120 days after issuance – 135% of the principal amount; (c) between 121 and 180 days after issuance – 140% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on June 30, 2015, the date that the purchase price was delivered to the Company. The issuance of the Note was exempt from the registration requirements under the Securities Act of 1933 pursuant to Rule 506 of Regulation D thereof. The purchaser was an accredited and sophisticated investor, familiar with the Company’s operations, and there was no solicitation.

Service Trading Company, LLC

On June 4, 2015, the Company entered into a Securities Purchase Agreement with Service Trading Company, LLC, (“Service Trading”), pursuant to which the Company sold to Service Trading an 8% Convertible Promissory Note in the original principal amount of $31,500 (the “Note”). The Note has a maturity date of June 4, 2016, and is convertible after 180 days into the Company’s common stock at a forty two percent (42%) discount from the lowest trading price of the Company’s common stock, as reported by any exchange upon which the Company’s common stock is then traded, for the ten (10) trading days prior to the Company’s receipt of notice from the Note holder to exercise this conversion feature. The conversion price shall be subject to a minimum conversion price of $0.0001 per share (the “floor price”), but in the event that the floor price is triggered, the conversion discount shall increase from forty two percent (42%) to fifty two percent (52%), calculated against the floor price. Interest accrued on the Note shall be payable in shares of the Company’s common stock, calculated using the same conversion formula. The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 90 days after issuance – 120% of the principal amount; (b) between 91 and 150 days after issuance – 130% of the principal amount; (c) between 151 and 180 days after issuance – 140% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on June 9, 2015, the date that the purchase price was delivered to the Company. The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with the Company’s operations, and there was no solicitation.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

June 30, 2015

Unaudited

Vis Vires Group, Inc.

On April 6, 2015, the Company entered into a Securities Purchase Agreement with Vis Vires Group, Inc., pursuant to which the Company sold to Vires a 8% Convertible Promissory Note in the original principal amount of $90,000 (the “Note”). The Note has a maturity date of January 9, 2016, and is convertible after 180 days into the Company’s common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 90 days after issuance – 130% of the principal amount and any accrued and unpaid interest; (b) between 91 and 150 days after issuance – 135% of the principal amount and any accrued and unpaid interest; and (c) between 151 and 180 days after issuance – 140% of the principal amount and any accrued and unpaid interest. The purchase and sale of the Note closed on April 9, 2015, the date that the purchase price was delivered to the Company. The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with the Company’s operations, and there was no solicitation.

On April 29, 2015, the Company entered into a Securities Purchase Agreement with Vis Vires Group, Inc., pursuant to which the Company sold to Vires a 8% Convertible Promissory Note in the original principal amount of $53,500 (the “Note”). The Note has a maturity date of February 1, 2016, and is convertible after 180 days into the Company’s common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 90 days after issuance – 130% of the principal amount and any accrued and unpaid interest; (b) between 91 and 120 days after issuance – 135% of the principal amount and any accrued and unpaid interest; and (c) between 121 and 180 days after issuance – 140% of the principal amount and any accrued and unpaid interest. The purchase and sale of the Note closed on May 5, 2015, the date that the purchase price was delivered to the Company. The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with the Company’s operations, and there was no solicitation.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

June 30, 2015

Unaudited

On June 8, 2015, the Company entered into a Securities Purchase Agreement with Vis Vires Group, Inc., pursuant to which the Company sold to Vires a 8% Convertible Promissory Note in the original principal amount of $43,500 (the “Note”). The Note has a maturity date of March 10, 2016, and is convertible after 180 days into the Company’s common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 90 days after issuance – 130% of the principal amount and any accrued and unpaid interest; (b) between 91 and 120 days after issuance – 135% of the principal amount and any accrued and unpaid interest; and (c) between 121 and 180 days after issuance – 140% of the principal amount and any accrued and unpaid interest. The purchase and sale of the Note closed on June 15, 2015, the date that the purchase price was delivered to the Company. The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with the Company’s operations, and there was no solicitation.

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

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

June 30, 2015

Unaudited

Below is a summary of note payable amounts which include accrued interest:

Notes payable - current portion	June 30, 2015	December 31, 2014
Adar Bays Note	$40,105	$-
Abrams Notes	90,739	35,875
Auctus Private Equity Fund Note	7,298	55,192
Backman Notes	174,055	115,233
Buckles Note	50,187	-
Caesar Capital Group Notes	90,719	35,875
Carebourn Capital Notes	172,500	-
DeLue Notes	221,507	113,781
Elkins Trust Note	53,904	-
GW Holdings Note	30,086	-
Geist Note	50,248	-
JARVCO Notes	26,873	25,981
KBM Worldwide Notes	46,795	351,557
LG Capital Notes	187,098	106,450
Oakmore Opportunity Fund Note	40,061	-
Service Trading Company Note	31,680	-
Typenex Co-Investments Notes	-	89,388
Vis Vires Group Notes	189,613	-
Vista Capital	57,875	-
Total notes payable - current portion	$1,561,343	$929,332

Notes payable - noncurrent portion	June 30, 2015	December 31, 2014
Abrams Notes	$-	$51,007
American National Note	26,626	-
Backman Note	-	50,185
Buckles Note	-	50,842
Caesar Capital Group	-	50,986
DeLue Notes	-	100,370
Elkins Trust Note	-	50,185
Geist Note	-	50,904
JARVCO Notes	77,266	-
Total notes payable - noncurrent portion	$103,892	$404,479

During the six months ending June 30, 2015, the noncurrent portions of the Abrams, Backman, Buckles, Caesar Capital, DeLue, Elkins, Geist notes were reclassed to current notes payable.

Note 13. Notes Payable - Related Party

From April 2015 through June 2015, Mr. James Pakulis, who is a member of the Company’s Board of Directors and serves as its Chief Executive Office, loaned the Company $56,600. The Company recorded the amount as a demand note, which carries imputed interest. At June 30, 2015, accrued but unpaid interest totaled $108.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

June 30, 2015

Unaudited

Sportify Note

On December 31, 2012, the Company entered into a Securities Purchase Agreement by and among it, on the one hand, and Sportify, Inc., a Nevada corporation, and its shareholders, Sabas Carrillo (“Carrillo”), an individual, and James Pakulis (“Pakulis”), an individual and one of the Company’s officers and directors, on the other hand. Pursuant to the agreement, upon the closing of the transaction, the Company purchased 100% of the issued and outstanding equity interests of Sportify in exchange for (a) the cancellation of a previous Secured Promissory Note issued to Sportify, entered into on or about August 22, 2012, and with an outstanding principal balance of Two Hundred Eighty Five Thousand Dollars ($285,000) and (b) Two Hundred Fifteen Thousand Dollars ($215,000) represented by promissory notes in the original principal amount of One Hundred Sixty One Thousand Two Hundred Fifty Dollars ($161,250) to Pakulis and Fifty Three Thousand Seven Hundred Fifty Dollars ($53,750) to Carrillo. The closing of the purchase took place on December 31, 2012. On July 11, 2013, the Company entered into a First Amendment to Promissory Note with each of Pakulis and Carrillo to extend the date that it will begin making payments thereunder from June 30, 2013, to September 30, 2013, and extended the maturity date of the notes by a corresponding six months. On November 8, 2013, effective as of September 30, 2013, the Company entered into a Second Amendment to Promissory Note with each of Pakulis and Carrillo to extend the date that it will begin making payments thereunder from September 30, 2013, to December 31, 2013, and extended the maturity date of the notes by a corresponding six months. On October 25, 2013, Carrillo converted the $53,750 outstanding balance of his note, plus $11,125 in accounts receivable for services rendered, into 395,805 shares of the Company’s common stock. On March 19, 2014, effective as of December 31, 2013, the Company entered into a Third Amendment to Promissory Note with Pakulis to extend the date that it will begin making payments thereunder from December 31, 2013, to January 1, 2015, and extended the maturity date of the notes by a corresponding twelve months. On March 10, 2015, effective as of December 31, 2014, the Company entered into a Fourth Amendment to Promissory Note with Pakulis to extend the date that it will begin making payments thereunder from January 1, 2015, to January 1, 2017, and extended the maturity date of the note to December 15, 2018.

Note 14. Other Long Term Accrued Liabilities

At June 30, 2015, and December 31, 2014, the Company had a balance of $118,750 in noncurrent tax payable.

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

June 30, 2015

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

The Consignment Agreement shall be effective for a term of five (5) years or for so long as there are manufactured homes consigned to WMHOA by the Inventory Financer. During the term of the Consignment Agreement, WMHOA will maintain insurance on all manufactured homes consigned to it by the Inventory Financer and shall be responsible for any home that is destroyed or suffers more than Fifteen Hundred Dollars ($1,500) in damage. For a period of three (3) years following the termination of the Consignment Agreement, WMHOA shall not operate, own, mange, or in any way be affiliated with a mobile home sales facility within twenty (20) miles of WMHOA’s facility located at 4888 FM 2264, Rhome, Texas, 76078.

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

During October 2014, the Company was offered, by the Inventory Financer, a no-interest financing program pursuant to which this one-time financing program effectively increased its flooring line by approximately $1 million.

At June 30, 2015, the Company had recorded $1,794,049 in the flooring credit line.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

June 30, 2015

Unaudited

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

As of June 30, 2015, there were 2,064,957 common stock purchase warrants outstanding that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period presented.

Note 17. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the Company's tax provisions and deferred tax assets as of June 30, 2015, and December 31, 2014 are as follows:

The components of tax provision:

	June 30, 2015	December 31, 2014
Current
Federal	$-	$(98,000)
State	-	-
	-	(98,000)
Deferred
Federal	(606,000)	(36,000)
State	-	94,000
	(606,000)	58,000

Change in valuation allowance	606,000	(120,000)

Total provision	$-	$(160,000)

The total tax provision for the six months ended June 30, 2014, is zero. The total tax benefit for the year ended December 31, 2014, is $160,000 of which $176,000 corresponds to current operations and $16,000 (tax provision) corresponds to discontinued operations.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

June 30, 2015

Unaudited

The components of deferred tax assets and liabilities:

	June 30, 2015	December 31, 2014
Deferred income tax assets:
State taxes	$129,000	$129,000
Net operating losses	972,000	425,000
Depreciation	-	-
Accruals and other	-	-
	1,101,000	554,000

Deferred income tax liabilities:
Depreciation	(12,000)	(12,000)
Installment gain	(308,000)	(367,000)
	781,000	175,000

Valuation allowance	(781,000)	(175,000)

Net deferred tax assets/(liabilities)	$-	$-

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the Company's loss for the six months ended June 30, 2015, the Company has provided a valuation allowance in the amount of $781,000 against its deferred tax assets.

The amount of deferred tax assets considered realizable could change if future taxable income is realized. At both June 30, 2015, and December 31, 2014, the Company had U.S. federal tax net operating loss carryforwards (“NOLs”) of approximately $2,859,922 and $1,125,000, respectively, which begin to expire in 2021. The NOLs are subject to limitations under IRC Section 382 of the Internal Revenue Code (“Section 382”).

Note 18. Related Party Transactions

All material intercompany transactions have been eliminated upon consolidation of the Company’s entities. During the six months ended June 30, 2015, cash transfers, equity and accounts between the Company and its subsidiaries have been eliminated upon consolidation.

See Note 13. Notes Payable- Related Party for information regarding a Securities Purchase Agreement entered into on December 31, 2012, with Sportify, Inc., a Nevada corporation, and its shareholders, Sabas Carrillo, an individual, and James Pakulis, an individual and one of the Company’s officers and directors.

See Note 13. Notes Payable- Related Party for information regarding a demand note with James Pakulis, who is a member of the Company’s Board of Directors and serves as its Chief Executive Office, pursuant to which he loaned the Company $56,600.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

June 30, 2015

Unaudited

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

During February 2014, the Company entered into a new lease at 4888 FM 2264, Rhome, Texas. The parcel is approximately a 2-acre tract of land. Pursuant to the terms of the lease, rent is $1,300 per month for 24 months.

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

Set forth below is a summary of current obligations as of June 30, 2015, comprised exclusively of the rental lease obligations to make future payments due by the period indicated below:

Rhome, Texas Retail Center	Minimum Payments	Monthly Base Rent
2015	$7,800	$1,300
2016	$1,300	$1,300

Tyler, Texas Retail Center	Minimum Payments	Monthly Base Rent
2015	$15,000	$2,500
2016	$30,000	$2,500
2017	$12,500	$2,500

Jacksboro, Texas Retail Center	Minimum Payments	Monthly Base Rent
2015	$6,648	$1,108

Mt. Pleasant, Texas Retail Center	Minimum Payments	Monthly Base Rent
2015	$15,000	$2,500
2016	$15,000	$2,500

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

June 30, 2015

Unaudited

Note 20. Warrants

As of June 30, 2015, there were 2,064,957 common stock purchase warrants outstanding. The following table summarizes information about common stock warrants outstanding at June 30, 2015.

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Exercise Price Average	Number Exercisable	Weighted Average Exercise Price

$0.065	328,846	0.67	$0.010	328,846	$0.010
0.075	1,736,111	3.83	0.063	1,736,111	0.063

$0.065 - $0.075	2,064,957	4.50	$0.073	2,064,957	$0.073

Note 21. Subsequent Events

The Company evaluated its June 30, 2015 financial statements for subsequent events through August 13, 2015, the date the financial statements were available to be issued.

Auctus Private Equity Fund, LLC

On July 1, 2015, the Company repaid the promissory note to Auctus Private Equity Fund, LLC, that on December 15, 2014, the Company entered into in connection with a Securities Purchase Agreement, pursuant to which the Company sold Auctus an 8% Convertible Promissory Note in the principal amount of $55,000. The Company repaid the entire principal balance of the Note plus accrued interest and a prepayment premium, in the total amount of $83,175.97.

On July 9, 2015, the Company entered into a Securities Purchase Agreement with Auctus Fund, LLC ("Auctus"), pursuant to which the Company sold to Auctus a 10% Convertible Promissory Note in the original principal amount of $55,000 (the "Note"). The Note has a maturity date of April 9, 2016, and is immediately convertible into the Company’s common stock at a forty two percent (42%) discount from the lowest trading price of the Company’s common stock, as reported by any exchange upon which the Company’s common stock is then traded, for the fifteen (15) trading days prior to the Company’s receipt of notice from the Note holder to exercise this conversion feature. The conversion price shall be subject to a minimum conversion price of $0.00005 per share. The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 30 days after issuance – 115% of the principal amount; (b) between 31 and 60 days after issuance – 120% of the principal amount; (c) between 61 and 90 days after issuance – 125% of the principal amount; (d) between 91 and 120 days after issuance – 130% of the principal amount; (e) between 121 and 150 days after issuance – 135% of the principal amount; (f) between 151 days and 180 days after issuance – 140% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on July 10, 2015, the date that the purchase price was delivered to the Company. The issuance of the Note was exempt from the registration requirements under the Securities Act of 1933 pursuant to Rule 506 of Regulation D and Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with the Company’s operations, and there was no solicitation.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

June 30, 2015

Unaudited

Backman Notes

On March 28, 2014, the Company entered into, with a third party investor, a 20% convertible secured promissory note with a maturity date of April 28, 2015, and in the principal amount of $100,000 (the “Note”), which is convertible into common stock at $0.08 per share and which is collateralized by up to $15,000 on a monthly basis by the $100,000 in monthly payments which the Company receives pursuant to its sale of WeedMaps Media, Inc. if not paid in full within six months of the date of the Note. Furthermore, as further collateral, the Company placed 2,500,000 shares of its common stock into escrow.

On May 5, 2015, and effective as of April 28, 2015, the Company entered into a First Amendment to 20% Convertible Secured Promissory Note pursuant to which the parties extended the maturity date of the Note from April 28, 2015, to April 30, 2016. The transaction closed on May 15, 2015, the day the executed amendment was delivered to the Company. On May 19, 2015, the Company entered into a Second Amendment to 20% Convertible Secured Promissory Note pursuant to which the parties reduced the maturity date of the Note from April 30, 2016, to October 31, 2015. This transaction closed on May 20, 2015, the day the executed amendment was delivered to the Company.

Then, on July 24, 2015, the Company entered into a Third Amendment to 20% Convertible Secured Promissory Note, pursuant to which the Company agreed to assign one half (1/2) of all payments made to the Company by Platinum Technology Ventures, LLC, pursuant to a Non-Recourse Secured Promissory Note in the principal amount of Two Hundred Thousand Dollars ($200,000) dated May 19, 2014, as amended on July 24, 2015, to the Note holder. Pursuant to this Third Amendment, the Company shall make eight (8) payments of Ten Thousand Dollars ($10,000) each beginning on August 20, 2015, to the Note holder to pay down the principal and interest due under the Note, as amended.

Brighton Capital, Ltd.

On or about July 6, 2015, the Company entered into a Consulting Agreement with Brighton Capital, Ltd. Pursuant to that agreement, the Company issued one hundred and fifty thousand (150,000) shares of the Company’s common stock to Brighton in consideration for services rendered to the Company. The issuance of the shares was exempt from the registration requirements under the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The investor was a sophisticated investor, familiar with the Company’s operations, and there was no solicitation.

DeLue Notes

On March 26, 2014, the Company entered into, with a third party investor, a 20% convertible secured promissory note with a maturity date of April 26, 2015, and in the principal amount of $100,000 (the “Convertible Note”), which is convertible into the Company’s common stock at $0.08 per share and which is collateralized by up to $15,000 on a monthly basis by the $100,000 in monthly payments which the Company receives pursuant to its sale of WeedMaps Media, Inc., if not paid in full within six months of the date of the Note. Furthermore, as further collateral, the Company placed 2,500,000 shares of its common stock into escrow. Finally, as an incentive to the third party investor to enter into the Note, the Company issued 300,000 shares of its common stock.

On May 5, 2015, and effective as of April 26, 2015, the Company entered into a First Amendment to 20% Convertible Secured Promissory Note pursuant to which the parties extended the maturity date of the Note from April 26, 2015, to October 31, 2015. The transaction closed on May 15, 2015, the day the executed amendment was delivered to the Company.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

June 30, 2015

Unaudited

Then, on July 24, 2015, the Company entered into a Second Amendment to 20% Convertible Secured Promissory Note, pursuant to which the Company agreed to assign one half (1/2) of all payments made to the Company by Platinum Technology Ventures, LLC, pursuant to a Non-Recourse Secured Promissory Note in the principal amount of Two Hundred Thousand Dollars ($200,000) dated May 19, 2014, as amended on July 24, 2015, to the Note holder. Pursuant to this Second Amendment, the Company shall make eight (8) payments of Ten Thousand Dollars ($10,000) each beginning on August 20, 2015, to the Note holder to pay down the principal and interest due under the Note, as amended.

JMJ Financial

On July 20, 2015, the Company issued a $200,000 Convertible Note (the "Note") to JMJ Financial. The Note contains a ten percent (10%) original issue discount, and is to be funded in tranches at the sole discretion of JMJ. The first tranche was for $20,000. The Note has a maturity date of two years from the funding of each tranche and is convertible at the lesser of $0.02 or 60% of the lowest trade price in the 25 trading days before conversion. Each tranche is subject to a one-time interest charge of 12% 90 days after its funding. The Note can be prepaid by the Company only during the first 90 days following the issuance of each funding tranche. The purchase and sale of the Note closed on July 23, 2015, the date that the purchase price was delivered to the Company. The issuance of the Note was exempt from the registration requirements under the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with the Company’s operations, and there was no solicitation.

KBM Worldwide, Inc.

On December 30, 2014, we entered into a Securities Purchase Agreement with KBM Worldwide, Inc., pursuant to which we sold to KBM a 8% Convertible Promissory Note in the original principal amount of $45,000 (the “Note”). The Note has a maturity date of October 2, 2015, and is convertible after 180 days into our common stock. On July 7, 2015 and July 20, 2015, the Company converted $10,000 and $17,500 of the Note into 653,595, and 1,892,157 shares of the Company's common stock, respectively.

Rock Capital, LLC

On July 1, 2015, the Company entered into a Securities Purchase Agreement with Rock Capital, LLC (“Rock Capital”), pursuant to which the Company sold to Rock Capital an 8% Convertible Promissory Note in the original principal amount of $37,500 (the “Note”). The Note has a maturity date of April 1, 2016, and is convertible after 180 days into the Company’s common stock at a forty two percent (42%) discount from the lowest trading price of the Company’s common stock, as reported by any exchange upon which the Company’s common stock is then traded, for the ten (10) trading days prior to the Company’s receipt of notice from the Note holder to exercise this conversion feature. The conversion price shall be subject to a minimum conversion price of $0.00005 per share (the “floor price”). The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 90 days after issuance – 125% of the principal amount; (b) between 91 and 150 days after issuance – 135% of the principal amount; and (c) between 151 and 180 days after issuance – 145% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on July 4, 2015, the date that the purchase price was delivered to the Company. The issuance of the Note was exempt from the registration requirements under the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with the Company’s operations, and there was no solicitation.

ITEM 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three and Six Months Ended June 30, 2015 compared to the Three and Six Months Ended June 30, 2014

Results of Operations

In early 2014 we transitioned Wisdom Homes of America, Inc., into the manufactured home retail industry and discontinued the operations of our wholly-owned subsidiaries that had operations related to our prior finder site business. For comparative purposes, all prior periods presented have been restated to reflect the reclassification of these entities to discontinued operations on a consistent basis. All revenue that was generated from operations related to our finder site business has been reclassified to discontinued operations on a consistent basis.

Revenues and Net Operating Loss

Our revenue, cost of sales, operating expenses, and net operating loss for the three and six months ended June 30, 2015, and 2014 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Sales	$1,254,813	$50,373	$1,254,813	$50,373
Cost of sales	1,006,685	25,021	1,006,685	25,248
SG&A expenses	1,110,211	419,668	1,799,156	791,609

Operating loss	$(862,083)	$(394,316)	$(1,551,028)	$(766,484)

Revenue

Sales – For the three months ended June 30, 2015, we recorded approximately $1,255,000 in sales.

We had no sales during the first quarter of 2015. Beginning during the fourth quarter 2014 and ending in the first quarter of 2015, there was persistent and continuous severe weather conditions which included heavy thunderstorms and rain that created impassable road conditions in areas that surround our manufactured home retail centers in the Northern Texas region. As a result, during the first quarter of 2015, we could not deliver any manufactured homes and thus our sales and our revenues were negatively impacted. Heavy rains often cause flooding and muddy conditions at our customers' homesites which makes delivery of a manufactured home prohibitive. Furthermore, gusty winds often lead to treacherous road conditions which makes shipping our manufactured homes via tractor trailer extremely dangerous.

For the three and six months ended June 30, 2014, revenue from our finder sites, including ManufacturedHomes.com and Tattoo.com, have been restated to reflect the reclassification of these entities to discontinued operations on a consistent basis.

At June 30, 2015, we had approximately $1.77 million in manufactured home inventory at our model home retail centers located in Tyler, Rhome and Jacksboro, Texas, compared to approximately $1.2 million at December 31, 2014. Our current inventory was purchased using the flooring credit line we established with our existing inventory flooring company. We expect that as our manufactured home inventory continues to grow as a result of the increase in our flooring credit line, allowing us to offer a wider variety of product that is immediately available to purchase, we will also see a corresponding increase in our sales.

Operating Expenses

Operating Expenses Overview - Our operating expenses increased during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, primarily because of our efforts to expand our operations further into the manufactured home retail center industry. In particular, during the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, we increased amounts spent on insurance, sales and marketing, consulting, stock based compensation and business development, and in particular to general and administrative expenses related to our manufactured home retail centers. During the three months ended June 30, 2015, our operating expenses increased significantly as compared to the same period last year primarily as a result of increases in our cost of sales related to the sale of manufactured homes, and increases in professional fees which was primarily composed of stock based compensation to consultants.

Salaries And Employee Benefits - During the three months ended June 30, 2015 and 2014, salaries and employee benefits were $57,000 and $81,400, respectively, a decrease of approximately $24,400, or 30%. During the six months ended June 30, 2015 and 2014, salaries and employee benefits were $148,000 and $308,500, respectively, a decrease of approximately $160,500, or 52%. The decrease in salaries and employee benefits was because we decreased the number of technology specialists, including the number of programmers and engineers whose responsibilities included, but were not limited to, developing software and finder sites prior to those operations being discontinued. Salaries during the three and six months ended June 30, 2015, consisted of our sales and administrative staff located at our manufactured home retail centers.

Professional Fees - During the three months ended June 30, 2015 and 2014, professional fees were $925,300 and $261,400, respectively, an increase of approximately $663,900, or 254%. During the six months ended June 30, 2015 and 2014, professional fees were $1,393,100 and $374,700, respectively, an increase of approximately $1,018,400, or 272%. The significant increase was a result of increases in spending on consulting, business development, legal and accounting fees related to our efforts to expand our operations in Texas serving the manufactured home industry and in particular to non-cash stock based compensation to consultants which totaled approximately $800,500 during the six months ended June 30, 2015.

General And Administrative Expenses - During the three months ended June 30, 2015 and 2014, general and administrative expenses were $105,100 and $44,500, respectively, an increase of approximately $60,500, or 136%. During the six months ended June 30, 2015 and 2014, general and administrative expenses were $199,500 and $73,700, respectively, an increase of approximately $125,800, or 171%. Amounts spent during the three and six months ended June 30, 2015 are attributable in large part to rent and lease payments at our retail centers in Texas, to office and travel expenses, and to a lesser extent, amounts spent on marketing and advertising. Amounts spent during the three and six months ended June 30, 2014, are primarily attributable to marketing and advertising related to our former finder site businesses, computer and internet related expenses, and for travel expenses.

Interest Expense – During the three months ended June 30, 2015 and 2014, interest expenses was approximately $177,800 and $54,500, respectively, an increase of approximately $123,300, or 226%. During the six months ended June 30, 2015 and 2014, interest expenses was approximately $272,700 and $88,600, respectively, an increase of approximately $188,100, or 208%. Interest expenses during the three and six months ended June 30, 2015 consisted primarily of debt service on the various promissory notes and convertible promissory notes with third party lenders. During the six months ending June 30, 2015, the aggregate amount of debt capital raised by us was approximately $727,300 which includes amounts that we have already repaid in full. Subsequent to the quarter ending June 30, 2015 we raised an additional $112,500 using this structure.

Liquidity and Capital Resources

Our cash, current assets, intangible assets, total assets, current liabilities, and total liabilities as of June 30, 2015, and December 31, 2014, were as follows:

	June 30, 2015	December 31, 2014	Percentage
	(Unaudited)	(Audited)	Change

Cash	$252,000	$411,000	(38.7)%
Inventory	1,766,000	1,202,000	46.9%
Total current assets	2,570,000	2,473,000	3.9%

Intangible assets:
Domain names	140,000	143,000	(2.1)%
Total intangible assets	140,000	143,000	(2.1)%

Total assets	3,776,000	3,643,000	3.7%

Total current liabilities	3,664,000	2,883,000	27.1%
Total long term liabilities	2,178,000	1,904,000	14.4%
Total liabilities	$5,842,000	$4,787,000	22.0%

Our inventory balance at June 30, 2015, was approximately $1.77 million, which consisted of 41 manufactured homes located at our retail lots and 16 homesites, compared to approximately $1.2 million at December 31, 2014, an increase of approximately $564,000, or 47%.

Our total current assets increased slightly during the six months ended June 30, 2015, as compared to December 31, 2014, primarily as a result of the increase in our inventory which was offset by note receivable payments in the aggregate amount of $384,000 related to the sale of the finder site Weedmaps.com, issuances of stock based compensation related to consulting agreements accrued during the fourth quarter of 2014 and, to a lesser extent, the reclassification of a portion of the noncurrent Platinum Technology note receivable to current.

Our intangible assets at June 30, 2015, consisted of the domain names www.TravelTrailer.com and www.ToyHaulers.com and the advertising rights pursuant to our sale of www.ManufacturedHomes.com.

Our current liabilities increased by $781,000, or 27%, from $2,883,000 at December 31, 2014, to $3,664,000 at June 30, 2015, primarily as a result of 834,000 in additional current loans which was offset by $445,000 in payments on notes payable, and the reclassification of $405,000 in noncurrent loans to current loans.

Our total long-term liabilities increased by $274,000, or 14%, from $1,904,000 at December 31, 2014, to $2,178,000 at June 30, 2015, primarily as a result of increases in our flooring credit line and approximately $104,000 in additional noncurrent loans which were offset by the reclassification of $405,000 in noncurrent loans to current loans.

Cash Requirements

We had approximately $252,000 in cash and cash equivalents as of June 30, 2015. Our operating loss for the six months ended June 30, 2015, was $1,551,000, compared to $766,000 for the six months ended June 30, 2014, an increase of approximately $785,000 or 208%. We had a net loss for the six months ended June 30, 2015, of $1,814,000, compared to net income of $58,000 for the six months ended June 30, 2014. We had a working capital deficit of approximately $1,094,000 at June 30, 2015. During the six months ended June 30, 2015, our principal source of liquidity was cash generated from our current operations, cash received pursuant to notes payables with third parties, as well as payments we received pursuant to the sale of the finder site Weedmaps.com, which during the six months ended June 30, 2015, totaled $384,000, which are reflected in our statements of cash flows under the section changes in operating assets and liabilities: Other assets & note receivables. At our current burn rate of $200,000 per month, our current level of revenue generated from operations, our cash on hand, is insufficient to cover our monthly expenses. We have had to, and will continue to, seek financing in the form of debt or stock sales to finance our operations until we reach break-even.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $516,000 for the six months ended June 30, 2015, as compared to net cash used in operating activities of $415,000 for the six months ended June 30, 2014, an increase of $101,000. For the six months ended June 30, 2015, the net cash used by operating activities consisted primarily of net loss of $1,814,000, which included non-cash expense of $800,000 in stock based compensation and in cash coming from other assets and note receivables which was attributable to the $384,000 in payments we received pursuant to the sale of the finder site Weedmaps.com. For the six months ended June 30, 2014, the net cash used by operating activities consisted primarily of a net income of $58,000 which included a one-time non-cash gain of $847,400 on the sale of ManufacturedHomes.com and the associated intellectual property, non-cash expense of $462,000 in stock based compensation, non-cash expense of $22,000 in stock issued as additional interest expense, $297,000 loss related to discontinued operations, and a decrease in accounts payable and accrued liabilities of $302,000, a decrease in prepaid expenses and deposits of $60,000, plus non-cash depreciation expense of $2,200.

Investments

During the six months ended June 30, 2015, we had approximately $31,000 in cash flows from investing activities as compared to approximately $1,300 for the six months ended June 30, 2014. For the six months ended June 30, 2015, the net cash used in investing activities was primarily related to purchases of computers, office furniture and leasehold improvement for our manufactured home retail centers in Texas. For the six months ended June 30, 2014, the net cash used in investing activities was primarily related to purchases of computers and other equipment of $1,300.

Financing

We had net cash from financing activities of $388,000 for the six months ended June 30, 2015, as compared to net cash from financing activities of $417,000 for the six months ended June 30, 2014, a slight decrease of $29,000. For the six months ended June 30, 2015, our net cash used in financing activities consisted of payments on notes payable, which were offset by new convertible notes from third parties and a $41,500 demand note from James Pakulis, one of our officers and directors. For the quarter ended June 30, 2014, our net cash used in financing activities consisted of payments on notes payable related to our then domain name acquisitions and payments on notes payable, which were offset by new convertible notes from third parties, and to a $41,500 demand note from James Pakulis, one of our officers and directors.

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

Impairment of Long-Lived and Intangible Assets

In accordance with Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess the recoverability of the long-lived and intangible assets by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets. No impairment of intangible assets was recognized during the six months ended June 30, 2015, and no impairment of long-lived assets was recognized during the six months ended June 30, 2015.

Net Loss

For the three months ended June 30, 2015 and 2014, we had an operating loss of $862,000 and $394,000, respectively. For the six months ended June 30, 2015 and 2014, we had an operating loss of $1,551,000 and $766,000, respectively. We had a net loss $1,028,000 for the three months ended June 30, 2015 and net income of $437,000 for the three months ended June 30, 2014. We had a net loss $1,814,000 for the six months ended June 30, 2015 and net income of $58,000 for the six months ended June 30, 2014. The net loss we experienced during the three and six months ended June 30, 2015, was a result of our efforts to expand our operations into the manufactured home retail center business and is primarily a result of increases in our cost of sales, increases in stock based compensation to consultants and increases in interest expense related to our debt financing. The net income we experienced during the three and six months ended June 30, 2014, was based on a one-time non-cash gain on the sale of ManufacturedHomes.com and the associated intellectual property of $847,000.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 Controls and Procedures

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In our Quarterly Report on Form 10-Q dated September 30, 2014, and filed with the Commission on November 13, 2014, we disclosed that a former employee filed a complaint against us, several of our wholly-owned subsidiaries, and James Pakulis, one of our Directors and our President and Chief Executive Officer, in the Orange County Superior Court in April 2014. The claims included disability discrimination, failure to accommodate, retaliation, wrongful termination, unpaid wages, overtime, failure to provide meal and rest periods, failure to provide accurate wage statements, unfair business practices and failure to reimburse for reasonable business expenses. All of the claims against Mr. Pakulis were subsequently dropped or dismissed, as were several claims against us. Then, on June 16, 2015, we entered into a Settlement Agreement with the former employee in exchange for a general release and dismissal of the remaining claims with prejudice.

ITEM 1A Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 2 Unregistered Sales of Equity Securities and Use of Proceeds

Adar Bays, LLC

On June 18, 2015, we entered into a Securities Purchase Agreement with Adar Bays, LLC, pursuant to which we sold to Adar Bays a 8% convertible note in the principal amount of Forty Thousand Dollars ($40,000) (the “Note”). The Note has a maturity date of June 18, 2016, and is convertible after 180 days into our common stock at 58% of the lowest trading price of our common stock for the ten (10) prior trading days (including the day upon which a notice of conversion is received), with a floor of $0.0001 per share. If the floor price is triggered, the discount at which Adar Bays may convert the Note increases to 48% of the lowest trading price. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium as follows: (a) between 0 and 90 days after issuance – 120% of the principal amount; (b) between 91 and 150 days after issuance – 130% of the principal amount; and (c) between 151 and 180 days after issuance – 140% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on June 22, 2015, the date that the purchase price was delivered to us. The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

Carebourn Capital, L.P.

On April 27, 2015, we entered into a Securities Purchase Agreement with Carebourn Capital, L.P. (“Carebourn”), pursuant to which we sold to Carebourn a 10% Convertible Promissory Note in the original principal amount of $85,500 (the “Note”). The Note has a maturity date of January 27, 2016, and is convertible after 180 days into our common stock at a forty two percent (42%) discount from the average of the three lowest trading prices of our common stock, as reported by any exchange upon which our common stock is then traded, for the ten (10) trading days prior to our receipt of notice from the Note holder to exercise this conversion feature. The conversion price shall be subject to a minimum conversion price of $0.0001 per share (the “floor price”). The Note can be prepaid by us at a premium as follows: (a) between 0 and 30 days after issuance – 115% of the principal amount; (b) between 31 and 60 days after issuance – 120% of the principal amount; (c) between 61 and 90 days after issuance – 125% of the principal amount; (d) between 91 and 120 days after issuance – 130% of the principal amount; (e) between 121 and 150 days after issuance – 135% of the principal amount; and (f) between 151 and 180 days after issuance – 140% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on April 29, 2015, the date that the purchase price was delivered to us. The issuance of the Note was exempt from the registration requirements under the Securities Act of 1933 pursuant to Rule 506 of Regulation D thereof. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

On May 22, 2015, we entered into a Securities Purchase Agreement with Carebourn Capital, L.P. (“Carebourn”), pursuant to which we sold to Carebourn a 10% Convertible Promissory Note in the original principal amount of Twenty Five Thousand Dollars ($25,000) (the “Note”). The Note has a maturity date of February 22, 2016, and is convertible after 180 days into our common stock at a forty two percent (42%) discount from the average of the three (3) lowest trading prices of our common stock, as reported by any exchange upon which our common stock is then traded, for the ten (10) trading days prior to our receipt of notice from the Note holder to exercise this conversion feature. The conversion price shall be subject to a minimum conversion price of $0.0001 per share (the “floor price”). The Note can be prepaid by us at a premium as follows: (a) between 0 and 30 days after issuance – 115% of the principal amount; (b) between 31 and 60 days after issuance – 120% of the principal amount; (c) between 61 and 90 days after issuance – 125% of the principal amount; (d) between 91 and 120 days after issuance – 130% of the principal amount; (e) between 121 and 150 days after issuance – 135% of the principal amount; and (f) between 151 and 180 days after issuance – 140% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on May 22, 2015, the date that the purchase price was delivered to us. The issuance of the Note was exempt from the registration requirements under the Securities Act of 1933 pursuant to Rule 506 of Regulation D thereof. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

On June 26, 2015, we entered into a Securities Purchase Agreement with Carebourn Capital, L.P. (“Carebourn”), pursuant to which we sold to Carebourn a 10% Convertible Promissory Note in the original principal amount of Thirty Thousand Five Hundred Dollars ($30,500) (the “Note”). The Note has a maturity date of June 26, 2016, and is convertible after 180 days into our common stock at a forty two percent (42%) discount from the average of the three (3) lowest trading prices of our common stock, as reported by any exchange upon which our common stock is then traded, for the ten (10) trading days prior to our receipt of notice from the Note holder to exercise this conversion feature. The conversion price shall be subject to a minimum conversion price of $0.0001 per share (the “floor price”). The Note can be prepaid by us at a premium as follows: (a) between 0 and 30 days after issuance – 115% of the principal amount; (b) between 31 and 60 days after issuance – 120% of the principal amount; (c) between 61 and 90 days after issuance – 125% of the principal amount; (d) between 91 and 120 days after issuance – 130% of the principal amount; (e) between 121 and 150 days after issuance – 135% of the principal amount; and (f) between 151 and 180 days after issuance – 140% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on June 26, 2015, the date that the purchase price was delivered to us. The issuance of the Note was exempt from the registration requirements under the Securities Act of 1933 pursuant to Rule 506 of Regulation D thereof. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

GW Holdings Group, LLC

On June 17, 2015, we entered into a Securities Purchase Agreement with GW Holdings Group, LLC, pursuant to which we sold to GW Group a 8% convertible note in the principal amount of Thirty Thousand Dollars ($30,000) (the “Note”). The Note has a maturity date of June 17, 2016, and is convertible after 180 days into our common stock at 58% of the lowest trading price of our common stock for the ten (10) prior trading days (including the day upon which a notice of conversion is received), with a floor of $0.0001 per share. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium as follows: (a) between 0 and 90 days after issuance – 125% of the principal amount; (b) between 91 and 150 days after issuance – 135% of the principal amount; and (c) between 151 and 180 days after issuance – 145% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on June 19, 2015, the date that the purchase price was delivered to us. The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

LG Capital Funding, LLC

On June 4, 2015, we entered into a Securities Purchase Agreement with LG Capital Funding, LLC (“LG Capital”), pursuant to which we sold to LG Capital a 8% Convertible Promissory Note in the original principal amount of Seventy Eight Thousand Seven Hundred Fifty Dollars ($78,750) (the “Note”). The Note has a maturity date of June 4, 2016, and is convertible after 180 days into our common stock at a forty two percent (42%) discount from the lowest trading price of our common stock, as reported by any exchange upon which our common stock is then traded, for the ten (10) trading days prior to our receipt of notice from the Note holder to exercise this conversion feature. The conversion price shall be subject to a minimum conversion price of $0.0001 per share (the “floor price”), but in the event that the floor price is triggered, the conversion discount shall increase from forty two percent (42%) to fifty two percent (52%), calculated against the floor price. Interest accrued on the Note shall be payable in shares of our common stock, calculated using the same conversion formula. The Note can be prepaid by us at a premium as follows: (a) between 0 and 90 days after issuance – 120% of the principal amount; (b) between 91 and 150 days after issuance – 130% of the principal amount; (c) between 151 and 180 days after issuance – 140% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on June 5, 2015, the date that the purchase price was delivered to us. The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

Oakmore Opportunity Fund I LP

On June 23, 2015, we entered into a Securities Purchase Agreement with Oakmore Opportunity Fund I LP (“Oakmore”), pursuant to which we sold to Oakmore a 8% Convertible Promissory Note in the original principal amount of Forty Thousand Dollars ($40,000) (the “Note”). The Note has a maturity date of June 23, 2016, and is convertible after 180 days into our common stock at a forty two percent (42%) discount from the average of the three (3) lowest trading prices of our common stock, as reported by any exchange upon which our common stock is then traded, for the ten (10) trading days prior to our receipt of notice from the Note holder to exercise this conversion feature. The conversion price shall be subject to a minimum conversion price of $0.00005 per share (the “floor price”), but in the event that our common stock becomes “chilled” by the Deposit Trust Corporation, the conversion discount shall increase from forty two percent (42%) to fifty two percent (52%) for as long as our common stock is chilled, calculated against the floor price. The Note can be prepaid by us at a premium as follows: (a) between 0 and 90 days after issuance – 130% of the principal amount; (b) between 91 and 120 days after issuance – 135% of the principal amount; (c) between 121 and 180 days after issuance – 140% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on June 30, 2015, the date that the purchase price was delivered to us. The issuance of the Note was exempt from the registration requirements under the Securities Act of 1933 pursuant to Rule 506 of Regulation D thereof. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

Services

On April 15, 2015, the Company authorized the issuance of 2,436,667 shares of its common stock, restricted in accordance with Rule 144, to an entity for services valued at $194,933.

On April 23, 2015, in connection with the execution of a Consulting Agreement dated April 20, 2015, we agreed to issue three hundred thousand (300,000) shares of our common stock, restricted in accordance with Rule 144, to one individual. The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

On May 15, 2015, we issued five million one hundred thousand (5,100,000) shares of our common stock, restricted in accordance with Rule 144, to two individuals for services rendered, including 5,000,000 shares to Brent Nelms, the President of our subsidiary, Wisdom Manufactured Homes of America, Inc. The issuances were exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchasers were sophisticated investors, familiar with our operations, and there was no solicitation.

Services Trading Company, LLC

On June 4, 2015, we entered into a Securities Purchase Agreement with Service Trading Company, LLC, (“Service Trading”), pursuant to which we sold to Service Trading a 8% Convertible Promissory Note in the original principal amount of Thirty One Thousand Five Hundred Dollars ($31,500) (the “Note”). The Note has a maturity date of June 4, 2016, and is convertible after 180 days into our common stock at a forty two percent (42%) discount from the lowest trading price of our common stock, as reported by any exchange upon which our common stock is then traded, for the ten (10) trading days prior to our receipt of notice from the Note holder to exercise this conversion feature. The conversion price shall be subject to a minimum conversion price of $0.0001 per share (the “floor price”), but in the event that the floor price is triggered, the conversion discount shall increase from forty two percent (42%) to fifty two percent (52%), calculated against the floor price. Interest accrued on the Note shall be payable in shares of our common stock, calculated using the same conversion formula. The Note can be prepaid by us at a premium as follows: (a) between 0 and 90 days after issuance – 120% of the principal amount; (b) between 91 and 150 days after issuance – 130% of the principal amount; (c) between 151 and 180 days after issuance – 140% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on June 9, 2015, the date that the purchase price was delivered to us. The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

Vis Vires Group, Inc.

On April 6, 2015, we entered into a Securities Purchase Agreement with Vis Vires Group, Inc., pursuant to which we sold to Vires a 8% Convertible Promissory Note in the original principal amount of $90,000 (the “Note”). The Note has a maturity date of January 9, 2016, and is convertible after 180 days into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium as follows: (a) between 0 and 90 days after issuance – 130% of the principal amount and any accrued and unpaid interest; (b) between 91 and 150 days after issuance – 135% of the principal amount and any accrued and unpaid interest; and (c) between 151 and 180 days after issuance – 140% of the principal amount and any accrued and unpaid interest. The purchase and sale of the Note closed on April 9, 2015, the date that the purchase price was delivered to us. The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

On April 29, 2015, we entered into a Securities Purchase Agreement with Vis Vires Group, Inc., pursuant to which we sold to Vires a 8% Convertible Promissory Note in the original principal amount of $53,500 (the “Note”). The Note has a maturity date of February 1, 2016, and is convertible after 180 days into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium as follows: (a) between 0 and 90 days after issuance – 130% of the principal amount and any accrued and unpaid interest; (b) between 91 and 120 days after issuance – 135% of the principal amount and any accrued and unpaid interest; and (c) between 121 and 180 days after issuance – 140% of the principal amount and any accrued and unpaid interest. The purchase and sale of the Note closed on May 5, 2015, the date that the purchase price was delivered to us. The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

On June 8, 2015, we entered into a Securities Purchase Agreement with Vis Vires Group, Inc., pursuant to which we sold to Vires a 8% Convertible Promissory Note in the original principal amount of Forty Three Thousand Five Hundred Dollars ($43,500) (the “Note”). The Note has a maturity date of March 10, 2016, and is convertible after 180 days into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The “Variable Conversion Price” shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). “Market Price” means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. “Trading Price” means the closing bid price on the applicable day. The “Fixed Conversion Price” shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium as follows: (a) between 0 and 90 days after issuance – 130% of the principal amount and any accrued and unpaid interest; (b) between 91 and 120 days after issuance – 135% of the principal amount and any accrued and unpaid interest; and (c) between 121 and 180 days after issuance – 140% of the principal amount and any accrued and unpaid interest. The purchase and sale of the Note closed on June 15, 2015, the date that the purchase price was delivered to us. The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

ITEM 3 Defaults Upon Senior Securities

There have been no events which are required to be reported under this Item.

ITEM 4 Mine Safety Disclosures

Not applicable.

ITEM 5 Other Information

There have been no events which are required to be reported under this Item.

ITEM 6 Exhibits

(a) Exhibits

2.1 (1)	Agreement and Plan of Reorganization dated December 11, 2012

2.2 (1)	Securities Purchase Agreement dated December 31, 2012

3.1 (1)	Amended and Restated Articles of Incorporation of General Cannabis, Inc.

3.2 (1)	Certificate of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of General Cannabis, Inc.

3.4 (2)	Certificate of Amendment to Articles of Incorporation

10.1 (3)	Securities Purchase Agreement with Vis Vires Group, Inc., dated April 6, 2015

10.2 (3)	Convertible Promissory Note with Vis Vires Group, Inc., dated April 6, 2015

10.3 (4)	Securities Purchase Agreement with Carebourn Capital, L.P., dated April 27, 2015

10.4 (4)	Convertible Promissory Note with Carebourn Capital, L.P., dated April 27, 2015

10.7 (5)	Home Development Agreement dated April 30, 2015

10.5 (6)	Securities Purchase Agreement with Vis Vires Group, Inc., dated April 29, 2015

10.6 (6)	Convertible Promissory Note with Vis Vires Group, Inc., dated April 29, 2015

10.7 (7)	First Amendment to 20% Convertible Secured Promissory Note dated May 15, 2015

10.8 (7)	First Amendment to 20% Convertible Secured Promissory Note dated May 15, 2015

10.9 (7)	Second Amendment to 20% Convertible Secured Promissory Note dated May 19, 2015

10.10 (8)	Securities Purchase Agreement with Carebourn Capital, L.P., dated May 22, 2015

10.11 (8)	Convertible Promissory Note with Carebourn Capital, L.P., dated May 22, 2015

10.12 (8)	Securities Purchase Agreement with LG Capital Funding, LLC, dated June 4, 2015

10.13 (8)	Convertible Promissory Note with LG Capital Funding, LLC, dated June 4, 2015

10.14 (8)	Securities Purchase Agreement with Services Trading Company, LLC, dated June 4, 2015

10.15 (8)	Convertible Promissory Note with Services Trading Company, LLC, dated June 4, 2015

10.16 (9)	Securities Purchase Agreement with Vis Vires Group, Inc., dated June 8, 2015

10.17 (9)	Convertible Promissory Note with Vis Vires Group, Inc., dated June 8, 2015

10.18 (10)	Securities Purchase Agreement with GW Holdings, Group, LLC, dated June 17, 2015

10.19 (10)	Convertible Promissory Note with GW Holdings Group, LLC, dated June 17, 2015

10.20 (10)	Securities Purchase Agreement with Adar Bays, LLC, dated June 18, 2015

10.21 (10)	Convertible Promissory Note with Adar Bays, LLC, dated June 18, 2015

10.22 (11)	Securities Purchase Agreement with Oakmore Opportunity Fund I LP dated June 23, 2015

10.23 (11)	Convertible Promissory Note with Oakmore Opportunity Fund I LP dated June 23, 2015

10.24 (11)	Securities Purchase Agreement with Carebourn Capital, L.P., dated June 26, 2015

10.25 (11)	Convertible Promissory Note with Carebourn Capital, L.P., dated June 26, 2015

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

100.INS	XBRL Instance Document

100.SCH	XBRL Schema Document

100.CAL	XBRL Calculation Linkbase Document

100.DEF	XBRL Definition Linkbase Document

100.LAB	XBRL Labels Linkbase Document

100.PRE	XBRL Presentation Linkbase Document

(1)	Incorporated by reference from our Registration Statement on Form 10 dated January 29, 2013 and filed with the Commission on January 30, 2013.
(2)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on March 3, 2015.
(3)	Incorporated by reference from our Current Report on Form 8-K dated April 9, 2015 and filed with the Commission on April 15, 2015.
(4)	Incorporated by reference from our Current Report on Form 8-K dated April 23, 2015, and filed with the Commission on April 30, 2015.
(5)	Incorporated by reference from our Current Report on Form 8-K dated May 1, 2015, and filed with the Commission on May 6, 2015.
(6)	Incorporated by reference from our Current Report on Form 8-K dated May 5, 2015, and filed with the Commission on May 8, 2015.
(7)	Incorporated by reference from our Current Report on Form 8-K dated May 15, 2015, and filed with the Commission on May 21, 2015.
(8)	Incorporated by reference from our Current Report on Form 8-K dated May 22, 2015, and filed with the Commission on June 11, 2015.
(9)	Incorporated by reference from our Current Report on Form 8-K dated June 12, 2015, and filed with the Commission on June 17, 2015.
(10)	Incorporated by reference from our Current Report on Form 8-K dated June 16, 2015, and filed with the Commission on June 22, 2015.
(11)	Incorporated by reference from our Current Report on Form 8-K dated June 26, 2015, and filed with the Commission on July 2, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wisdom Homes of America, Inc.

Dated: August 14, 2015	By:	/s/ James Pakulis
James Pakulis
President and Chief Executive Officer

