Form 10-Q
period 2015-09-30
Wisdom Homes of America, Inc.
filed 2015-11-23
CIK 1281198

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

Registrant's telephone number, including area code: (800) 727-1024

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. As of November 14, 2015, there were 146,594,770 shares of common stock, par value $0.001, issued and outstanding.

WISDOM HOMES OF AMERICA, INC.

PART I – FINANCIAL INFORMATION

This Quarterly Report includes forward looking statements within the meaning of the Securities Exchange Act of 1934 (the "Exchange Act"). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward looking statements include the information concerning our possible or assumed future results of operations set forth under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations." Forward looking statements also include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used.

Forward looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward looking statements. Readers are cautioned not to put undue reliance on any forward looking statements.

ITEM 1 FINANCIAL STATEMENTS

WISDOM HOMES OF AMERICA, INC.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,497	$410,828
Inventory	1,932,910	1,201,693
Note receivables	84,083	450,758
Other current assets	431,672	410,094

TOTAL CURRENT ASSETS	$2,451,162	$2,473,373

Property and equipment, net	76,086	54,434
Intangible assets:
Domain names	84,363	84,363
Advertising rights	53,937	58,560
Note receivables noncurrent	878,659	968,924
Other assets	78,100	3,100

TOTAL ASSETS	$3,622,307	$3,642,754

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$337,369	$282,220
Accrued liabilities	1,573,642	1,430,891
Notes payable	1,686,517	929,332
Notes payable - related party	56,865	-
Current liabilities - discontinued operations	245,442	240,102

TOTAL CURRENT LIABILITIES	$3,899,835	$2,882,545

LONG TERM LIABILITIES

Other accrued liabilities	118,750	118,750
Flooring Credit Line	1,889,568	1,219,241
Notes payable	130,309	404,479
Notes payable - related party	161,250	161,250

TOTAL LONG TERM LIABILITIES	2,299,877	1,903,720

TOTAL LIABILITIES	$6,199,712	$4,786,265

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value: 20,000,000 shares authorized;
zero shares issued and outstanding at September 30, 2015;
zero shares issued and outstanding at December 31, 2014;	-	-
Common stock, $0.001 par value: 300,000,000 shares authorized;
77,185,304 shares issued and outstanding at September 30, 2015,
50,677,105 shares issued and outstanding at December 31, 2014,	77,185	50,677
Paid-in capital	(8,945,457)	(9,888,444)
Retained earnings	6,290,867	8,694,256

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,577,405)	(1,143,511)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,622,307	$3,642,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISDOM HOMES OF AMERICA, INC.

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014

REVENUE
Sales	$72,725	$351,543	$1,327,538	$401,916
Total revenue	72,725	351,543	1,327,538	401,916

OPERATING EXPENSES
Cost of sales	231,674	276,523	1,238,359	301,770
Selling, general and administrative expenses	302,054	664,248	2,101,210	1,234,192
Total operating expenses	533,728	940,771	3,339,569	1,535,962

Operating Loss	(461,003)	(589,228)	(2,012,031)	(1,134,046)

Other Income (Expense)
Other income	8,238	-	8,238	847,351
Interest income	2,377	5,173	23,321	13,522
Interest expense	(133,877)	(76,268)	(406,581)	(164,837)
Total other income (expense)	(123,262)	(71,095)	(375,022)	696,036

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(584,265)	(660,323)	(2,387,053)	(438,010)

Provision for Income Taxes	-	(97,000)	-	(257,000)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(584,265)	(563,323)	(2,387,053)	(181,010)
Loss from discontinued operations, net of zero provision and $3,000 tax benefit for the nine months ended September 30, 2015 and 2014, respectively, and net of zero tax provision and $2,000 tax benefit for the three months ended September 30, 2015 and 2014, respectively.	(5,394)	(45,083)	(16,336)	(343,686)

NET INCOME (LOSS)	$(589,659)	$(608,406)	$(2,403,389)	$(524,696)

Income (loss) per share, Basic and Diluted
Income (loss) from continuing operations	$(0.01)	$(0.01)	$(0.04)	$(0.00)
Income (loss) from discontinued operations	-	(0.00)	-	(0.01)
Total income (loss) per share	$(0.01)	$(0.01)	$(0.04)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	71,982,254	45,897,576	61,174,751	44,041,849

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISDOM HOMES OF AMERICA, INC.

Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(2,403,389)	$(524,696)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	9,994	3,889
Amortization	4,623	1,541
Stock-based compensation	818,440	717,200
Gain on sale of ManufacturedHomes.com	—	(847,351)
Shares issued in satisfaction of debt	151,055	—
Changes in operating assets and liabilities:
Accounts receivable	—	(21,666)
Inventories	28,127	29,533
Prepaid expenses and deposits	69,905	(293,924)
Other assets & note receivables	389,315	904,676
Accounts payable and accrued liabilities	137,633	(397,760)

Net cash used in operating activities	(794,297)	(428,558)

Cash flows used in investing activities:
Purchases of property and equipment	(31,646)	(21,136)

Net cash used in investing activities	(31,646)	(21,136)

Cash flows provided by financing activities:
Payments on note payable	(528,638)	(390,880)
Proceeds from note payable	889,385	822,500
Proceeds from note payable - related party	56,865	41,497

Net cash provided by financing activities	417,612	473,117

Net decrease in cash and cash equivalents	(408,331)	23,423

Cash and cash equivalents at beginning of period	410,828	93,152

Cash and cash equivalents at end of period	$2,497	$116,575

Non-cash investing and financing activity:
Shares issued pursuant to stock based compensation	$818,440	$695,000
Shares issued pursuant to conversion of debt	$151,055	$59,000
Shares issued as additional interest expense	$—	$22,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

September 30, 2015

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

Chief Financial Officer Appointment

On September 24, 2015, Munjit Johal resigned as one of the members of our Board of Directors, and as our Chief Financial Officer. Mr. Johal's resignation did not involve any disagreement with the Company or other management relating to the Company's operations, policies, practices or otherwise. James Pakulis will take over as interim Chief Financial Officer until a replacement can be identified.

Principal Services

The Company's principal service is opening and operating manufactured home retail centers, also known as model home retail centers. Its primary customers are homebuyers who generally purchase manufactured homes to place on their own homesites, although periodically customers will request assistance in locating a homesite in the areas where the Company has its retail centers. The Company generally operates its retail sales centers by having inventory on the retail center lots, although customers can order homes that are shipped directly from the factory to their homesite. Most of the Company's sales are to customers living within a radius of approximately one hundred miles from its retail centers.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

September 30, 2015

Unaudited

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

Manufactured Home Retail Centers

The Company owns and operates manufactured home retail centers. In February 2014, the Company opened its first retail center in Rhome, Texas. Its second retail center in Tyler, Texas, was opened in April 2014, its third retail center in Jacksboro, Texas, in May 2014 and its fourth retail center in Mt. Pleasant, Texas, in December 2014. The retail centers are operated by the Company's wholly owned subsidiary, Wisdom Manufactured Homes Of America, Inc.

Note 2. Basis Of Presentation And Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (GAAP).

Reclassifications

Certain prior year amounts in the accompanying consolidated financial statements have been reclassified to conform to the current year's presentation. These reclassifications had no effect on the consolidated results of operations or financial position for any years presented.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

September 30, 2015

Unaudited

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

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

September 30, 2015

Unaudited

The Company analyzes all financial instruments with features of both liabilities and equity under the accounting standards regarding accounting for certain financial instruments with characteristics of both liabilities and equity, accounting for derivative instruments and hedging activities, accounting for derivative financial instruments indexed to, and potentially settled in, a company's own stock, and the accounting standard regarding determining whether an instrument (or embedded feature) is indexed to an entity's own stock. The accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company's own stock and (b) classified in stockholders' equity in the statement of financial position would not be considered a derivative financial instrument. This standard provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer's own stock and thus able to qualify for this accounting standard scope exception. All warrants issued by the Company are denominated in U.S. dollars.

Advertising Cost

The Company expenses advertising costs when incurred. Advertising expense for the nine months ended September 30, 2015 and 2014 was approximately $58,000 and approximately $21,000, respectively.

Allowance for Doubtful Accounts

Allowance for doubtful accounts is defined as a company's estimate of the amount of probable credit losses in the Company's existing accounts receivable. The Company does not maintain an allowance for doubtful accounts based upon management's review of the Company's revenue structure whereby substantially all receivables are confirmed before they are booked as revenue. The Company reviews its allowance for doubtful accounts policy periodically. The Company does not have any off-balance-sheet exposure related to its customers.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined under the first-in, first-out method. The cost of a manufactured home in inventory is removed from inventory and recorded as a component of cost of sales at the time revenue is recognized.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from six to seven years. Property and equipment at September 30, 2015, and December 31, 2014, are presented net of accumulated depreciation of approximately $19,000 and approximately $9,000, respectively.

Intangible Assets

In accordance with Goodwill and Other Intangible Assets, intangible assets that are determined not to have an indefinite useful life are subject to amortization. The Company amortizes intangible assets using the straight-line method over their estimated useful lives.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

September 30, 2015

Unaudited

Impairment of Long-Lived and Intangible Assets

In accordance with Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. The Company assesses the recoverability of the long-lived and intangible assets by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets. No impairment of intangible assets was recognized during the nine months ended September 30, 2015, or year ended December 31, 2014.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of Share-Based Payment, which addresses the accounting for equity-based compensation and which requires that the cost of all equity-based compensation arrangements be reflected in the financial statements over the vesting period based on the estimated fair value of the awards. During the nine months ended September 30, 2015, and September 30, 2014, the Company had $818,440 and $695,000, respectively, in stock-based compensation expense related to issuances of shares of the Company's common stock to consultants.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 605, "Revenue Recognition," by recognizing as revenue the fees it charges customers as referenced below because persuasive evidence of an arrangement exists, the fees it charges are substantially fixed or determinable during the period that it provides the goods or services, the Company and its customers understand the specific nature and terms of the agreed upon transactions, and collectability is reasonably assured and the goods or services have been rendered.

The Company and its wholly owned subsidiaries recognize revenue as follows:

Manufactured Home Retail Centers – the Company generates revenues through its manufactured home retail centers operated by Wisdom Manufactured Homes Of America, Inc., which it started in January 2014. The Company anticipates opening and/or acquiring additional retail centers in 2015 and branding them under the name Wisdom Manufactured Homes Of America, Inc. The Company purchases factory built houses and sells them to end users, and also anticipates structuring the sale of used manufactured homes. The Company recognizes revenue from manufactured homes sold generally when (i) the customer has entered into a binding sales agreement with the Company, (ii) the manufactured home has been delivered and installed at the customer's homesite, (iii) the customer has accepted the home and title has transferred and (iv) collectability of either cash payment from the customer or prearranged financing by the customer are reasonably assured.

Income Taxes

The Company follows Accounting for Income Taxes which requires recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

September 30, 2015

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

September 30, 2015

Unaudited

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

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

September 30, 2015

Unaudited

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU No. 2014-08 changes the requirements for reporting discontinued operations in that a discontinued operation may include a component of an entity, a group of components of an entity, or a business or non-profit activity. In addition, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has or will have a major effect on an entity's operations and financial results when certain conditions are met. For public company entities, ASU No. 2014-08 is effective for all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. Adoption of this standard had no significant impact on the Company's consolidated financial statements.

In July 2012, the Financial Accounting Standard Board ("FASB") issued Accounting Standards Update ("ASU") No. 2012-02, "Intangibles – Goodwill and Other (topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU 2012-02"). ASU 2012-02 states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangibles asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying amount in accordance with Codification subtopic 350-30, Intangibles – Goodwill and Other, General Intangibles Other than Goodwill. The amendments in this ASU are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity's financial statements for the most recent annual or interim period have not yet been issued. The Company elected early adoption of this update and it had no impact on its financial statements.

In July 2013, the FASB issued ASU No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists." ASU 2013-11 provides explicit guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013, with an option for early adoption. The Company adopted this guidance at the beginning of its first quarter of fiscal year 2014, and adoption of this standard had no significant impact on its consolidated financial statements and disclosures.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"). ASU 2014-09 amends the guidance for revenue recognition to replace numerous, industry specific requirements and converges areas under this topic with those of the International Financial Reporting Standards. The ASU implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. The amendment also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. Other major provisions include the capitalization and amortization of certain contract costs, ensuring the time value of money is considered in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The amendments in this ASU are effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited. Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption. The Company is currently assessing the impact the adoption of ASU 2014-09 will have on its consolidated financial statements and disclosures.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

September 30, 2015

Unaudited

In December 2011, the Financial Accounting Standards Board, or FASB, issued an accounting standards update to require disclosure of information about the effect of rights of offset with certain financial instruments on an entity's financial position. In January 2013, the FASB issued an accounting standards update that clarifies the aforementioned offsetting disclosure requirements. The disclosure requirements are only applicable to rights of offset of certain derivative instruments, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with standards set forth by the FASB Codification subject to master netting arrangements or similar agreements. Adoption of this standard had no significant impact on the Company's consolidated financial statements.

In February 2013, the FASB issued an accounting standards update that requires presentation for reclassification adjustments from accumulated other comprehensive income into net income in a single note or on the face of the financial statements. The Company has adopted the amendments in this standard effective in the first quarter of 2013. The adoption of this standard had an immaterial effect on the Company's consolidated financial statements and as such, the required presentation is not included herein.

In July 2013, the FASB issued an accounting standards update that specifies that unrecognized tax benefits should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward. When a net operating loss carryforward, a similar tax loss or tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes or the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this accounting standards update did not have a significant impact on the Company's consolidated financial statements.

FASB issued an accounting standards update amending ASC 220 to improve the comparability, consistency and transparency of reporting of comprehensive income. It amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, statement of comprehensive income or (2) in two separate but consecutive financial statements, consisting of an income statement followed by a separate statement of other comprehensive income. Also, items that are reclassified from other comprehensive income to net income must be presented on the face of the financial statements. ASU No. 2011-05 requires retrospective application, and it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. In December 2011, FASB issued ASU 2011-12. ASU 2011-12 indefinitely deferred the provisions of ASU 2011-05 requiring the presentation of reclassification adjustments on the face of the financial statements for items reclassified from other comprehensive income to net income. The adoption of this standard did not have a material impact on the Company's financial statements.

FASB issued an accounting standards update amending ASC 820, which is effective for interim and annual periods beginning after December 31, 2011, to achieve common fair value measurement and disclosure requirements between GAAP and IFRS. This amendment changes the wording used to describe fair value and requires additional disclosures. The adoption of this amendment did not have a material impact on the Company's financial statements.

In September 2011, the FASB issued an amendment to an existing accounting standard, which provides an option to perform a qualitative assessment to determine whether further impairment testing on goodwill is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company's financial statements.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

September 30, 2015

Unaudited

During May 2009 and February 2010, the FASB issued a new authoritative pronouncement regarding recognized and non-recognized subsequent events. This guidance establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The adoption of this guidance had no impact on the Company's results of operations or financial position.

Other Recently Issued, but Not Yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Note 3. Equity Transactions

At September 30, 2015, the total number of shares of the Company's common stock that were issued was 82,185,304, which number of shares includes 5,000,000 shares that are issued but not outstanding and which are held in escrow. As such, at September 30, 2015, the total number of shares of the Company's common stock that were issued and outstanding was 77,185,304. At December 31, 2014, the total number of shares of the Company's common stock that were issued was 55,677,105 which number of shares included 5,000,000 shares that are issued but not outstanding and which were held in escrow. As such, at December 31, 2014, the total number of shares of the Company's common stock that were issued and outstanding was 50,677,105.

Common Stock

On July 18, 2014, the Company entered into a Securities Purchase Agreement with Typenex Co-Investment, LLC, pursuant to which it sold to Typenex a 10% Convertible Promissory Note in the original principal amount of $85,500 (the "Note"), which reflected an original issue discount of $7,500 and legal fees of $3,000. The Note had a maturity date of June 23, 2015, and was convertible after 180 days into common stock at $0.075 per share (the "Conversion Price"). The Conversion Price was subject to adjustment downward if the Company issued its common stock at a lower price prior to any conversion. On April 22, 2015, May 22, 2015, June 22, 2015, and August 20, 2015 the Company converted $14,583.75, $14,488.46, $14,373.22, and $10,296.64 of the Note into 378,799, 812,224, 1,271,032, and 2,958,804 shares of the Company's common stock, respectively.

On October 29, 2014, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC ("LG Capital"), pursuant to which the Company sold to LG Capital an 8% Convertible Promissory Note in the original principal amount of $105,000 (the "Note"). The Note has a maturity date of October 29, 2015, and is convertible after 180 days into its common stock at a forty two percent (42%) discount from the lowest trading price of its common stock, as reported by any exchange upon which its common stock is then traded, for the ten (10) trading days prior to its receipt of notice from the Note holder to exercise this conversion feature. The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 90 days after issuance – 120% of the principal amount; (b) between 91 and 150 days after issuance – 130% of the principal amount; (c) between 151 and 180 days after issuance – 140% of the principal amount. There is no right to prepay the Note after 180 days. On April 27, 2015, we repaid $75,000 of the promissory note to LG Capital. The remaining outstanding principal amount of the Note, in the amount of $53,000, plus accrued interest of $4,165.48, was sold by LG Capital to Carebourn Capital, L.P. On May 6, 2015 and June 9, 2015, the Company converted $16,500 and $30,300 of the Note into 500,000, and 1,500,000 shares of the Company's common stock, respectively.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

September 30, 2015

Unaudited

On December 30, 2014, we entered into a Securities Purchase Agreement with KBM Worldwide, Inc., pursuant to which we sold to KBM a 8% Convertible Promissory Note in the original principal amount of$45,000 (the "Note"). The Note has a maturity date of October 2, 2015, and is convertible after 180 days into our common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The "Variable Conversion Price" shall mean 51% multiplied by the Market Price (representing a discount rate of49%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means the closing bid price on the applicable day. The "Fixed Conversion Price" shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us at a premium as follows: (a) between 0 and 90 days after issuance – 130% of the principal amount and any accrued and unpaid interest; (b) between 91 and 150 days after issuance – 135% of the principal amount and any accrued and unpaid interest; and (c) between 151 and 180 days after issuance – 140% of the principal amount and any accrued and unpaid interest. The purchase and sale of the Note closed on December 31, 2014, the date that the purchase price was delivered to us. On July 7, 2015 and July 20, 2015 the Company converted $10,000 and $17,500 along with $1,800 in accrued but unpaid interest, of the Note into 653,595 and 1,892,157 shares of the Company's common stock, respectively.

On January 22, 2015, we entered into a Securities Purchase Agreement with Vista Capital Investments, LLC, pursuant to which we sold to Vista a 12% Convertible Promissory Note in the original principal amount of $55,000 (the "Note") with a $5,000 original issue discount. The Note has a maturity date of January 22, 2016, and is convertible after 120 days into our common stock at 90% of the Market Price of our common stock (representing a discount rate of 10%). "Market Price" means the lowest traded price for the Common Stock during the twenty (20) trading days before the conversion. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by us up to 180 days after issuance at 120% of the principal amount and any accrued and unpaid interest. On July 29, 2015 and August 11, 2015 the Company converted $7,425 and $10,675 of the Note into 750,000 and 3,500,000 shares of the Company's common stock, respectively.

On February 24, 2015, we entered into a Securities Purchase Agreement with LG Capital Funding, LLC ("LG Capital"), pursuant to which we sold to LG Capital an 8% Convertible Promissory Note in the original principal amount of $105,000 (the "Note"). The Note has a maturity date of February 24, 2016, and is convertible after 170 days into our common stock at a forty two percent (42%) discount from the lowest trading price of our common stock, as reported by any exchange upon which our common stock is then traded, for the ten (10) trading days prior to our receipt of notice from the Note holder to exercise this conversion feature. The conversion price shall be subject to a minimum conversion price of $0.0001 per share (the "floor price"), but in the event that the floor price is triggered, the conversion discount shall increase from forty two percent (42%) to fifty two (52%), calculated against the floor price. Interest accrued on the Note shall be payable in shares of our common stock, calculated using the same conversion formula. The Note can be prepaid by us at a premium as follows: (a) between 0 and 90 days after issuance – 120% of the principal amount; (b) between 91 and 150 days after issuance – 130% of the principal amount; (c) between 151 and 180 days after issuance – 140% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on February 27, 2015, the date that the purchase price was delivered to us. On August 28, 2015, the Company converted $3,000 of the Note along with $119.67 of accrued but unpaid interest into 1,629,921 shares of the Company's common stock.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

September 30, 2015

Unaudited

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

On or about July 6, 2015, we entered into a Consulting Agreement with Brighton Capital, Ltd. Pursuant to that agreement, we issued 150,000 shares of our common stock to Brighton in consideration for services rendered to us. In connection with the issuance, the Company record $18,000 in stock based compensation expense.

Note 4. Inventory

The inventory balance at September 30, 2015, was approximately $1,933,000, which consisted of 44 manufactured homes located at its retail lots which were stated at the lower of cost (average) or market, and 17 homesites. The inventory balance at September 30, 2014 was $1,363,665 which consisted of 25 manufactured homes located at our retail lots and 7 manufactured homes on order which were stated at the lower of cost (average) or market. The manufactured homes are located at the Company's Tyler, Texas, Mt. Pleasant, Texas, and Jacksboro, Texas, retail centers. The homesites are located at the Strawberry Addition in the City of Arp, Texas, and at the Hills of Oliver Creek Development in the City of Rhome, Texas.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

September 30, 2015

Unaudited

Note 5. Note receivables

Current Note Receivables

At September 30, 2015, the Company had recorded a $83,518 note receivable which represented the current portion, including interest, of a $1,000,000 non-recourse promissory note pursuant to the sale of the Company's website, ManufacturedHomes.com, and related intellectual property.

At September 30, 2015, the Company had recorded $565 note receivable which represented the current portion, including interest, of a $29,250 promissory note pursuant to the sale of an unimproved homesite which accrues interest of 9% per annum and has a maturity date of November 15, 2039.

Noncurrent Note Receivables

At September 30, 2015, the Company had recorded a $850,000 note receivable which represented the noncurrent portion of a $1,000,000 non-recourse promissory note pursuant to the sale of the Company's website, ManufacturedHomes.com, and related intellectual property.

At September 30, 2015, the Company had recorded a $28,659 note receivable which represented the current portion, including interest, of a $29,250 promissory note pursuant to the sale of an unimproved homesite which accrues interest of 9% per annum and has a maturity date of November 15, 2039.

Note 6. Other Current Assets

At September 30, 2015, the Company had recorded approximately $13,100 in prepaid insurance, approximately $27,600 in deposits, approximately $6,000 in prepaid consulting fees, approximately $374,300 in loan proceeds, and approximately $10,600 in other.

Note 7. Property And Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the useful lives of the assets, generally from six to seven years. Property and equipment at September 30, 2015, and December 31, 2014, consist of the following:

	September 30,	December 31,
Property and Equipment	2015	2014

Furniture and Computer Equipment	$95,302	$63,657
Less: Accumulated Depreciation	(19,216)	(9,222)
Property and Equipment, net	$76,086	$54,435

For the nine months ended September 30, 2015, depreciation expense was $9,994. For the year ended December 31, 2014, depreciation expense was $5,900.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

September 30, 2015

Unaudited

Note 8. Intangible Assets

Intangible assets consist of a suite of domain names. The domain names have been determined to have an indefinite useful life based primarily on the renewability of the domain name. Intangible assets with an indefinite life are not subject to amortization, but will be subject to periodic evaluation for impairment.

Intangible asset amounts at September 30, 2015, and December 31, 2014, are as follows:

	September 30,	December 31,
Intangible Assets	2015	2014

Domain names	$84,363	$84,363
Advertising rights	61,642	61,642
Subtotal	$146,005	$146,005
Accumulated amortization	(7,705)	(3,082)
Total intangible Assets	$138,300	$142,923

Summary of the Company's premium and non-premium domain names	Amount
ToyHaulers.com*	$31,168
TravelTrailer.com*	51,167
Various other non-premium domain names	2,028

Total premium and non-premium domain names	$84,363

_________

* These domain names have been pledged as collateral in connection with a financing sale-leaseback with Domain Capital.

Note 9. Other Assets

At September 30, 2015, the balance of other assets included $3,100 in rent deposits and $75,000 in deposits.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

September 30, 2015

Unaudited

Note 10. Discontinued Operations

General Management Solutions, Inc.

The Company discontinued the operations of General Management Solutions, Inc. ("GMS"), which previously oversaw and provided all of the human resource issues for employees including hiring, terminating, and employee benefits. GMS has been a corporation in good standing with no operations since the end of 2012. For comparative purposes, all prior periods presented have been restated to reflect the reclassification of this entity to discontinued operations on a consistent basis. The Company does not expect any continuing cash flows from GMS discontinued operations.

The liabilities of discontinued operations related to GMS at September 30, 2015, consists of $11,373 in accounts payable and $20,603 in accrued liabilities recorded as Current liabilities - discontinued operations.

General Health Solutions, Inc.

The Company discontinued the operations of General Health Solutions, Inc., which constituted its entire Medical Clinic Management segment. The Company discontinued the operations of General Health Solutions because of increasing costs associated with managing the clinics and the recent increased competition in the medicinal cannabis clinic industry. A major factor in the success of managing the medicinal cannabis clinics is running successful online Pay Per Click ("PPC") advertising campaigns. In PPC campaigns targeting is key, and factors that determine the pricing pertaining to certain key words depend heavily on the number of advertisers bidding on those certain key words. Taken together, i) the Company's increasing success with its technology in its Marketing and Media Segment and ii) the increasing costs of PPC campaigns coupled with the increasing number of sole-practitioner doctors now offering medicinal cannabis recommendation letters as part of their medical practice offerings, which places downward pressure on pricing, led the Company to decide to discontinue the operations of General Health Solutions, which composed its entire Medical Clinic Management Segment and focus its efforts instead on its technology in its Marketing and Media Segment.

During February 2012, the Company committed to a definitive plan to terminate the Management Agreement ("Agreement") and services associated with the Agreement, which resulted in General Health Solutions, Inc., the Company's Medical Clinic Management segment, being reported as discontinued operations. For comparative purposes, all prior periods presented have been restated to reflect the reclassification of this segment to discontinued operations on a consistent basis. Following the closure of the clinics during the first quarter 2012, the Company does not expect any continuing cash flows from discontinued operations.

The assets and liabilities of the Company's discontinued operations related to General Health Solutions at September 30, 2015, consists of $196,966 in notes payable recorded as Current liabilities - discontinued operations.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

September 30, 2015

Unaudited

VerticalCore Merchant, Inc. - Tattoo.com

On January 21, 2013, the Company entered into a Management Agreement with Tattoo Interactive, LLC, pursuant to which it agreed to perform various marketing, promotion, and website management services with respect to the domain name known as Tattoo.com and the commercial website located at that domain. The Agreement had an initial term of twelve (12) months and automatically renewed for successive one (1) year terms unless terminated in accordance with its terms. On February 5, 2014, the Company received a fully signed copy of a First Amendment to Management Agreement (the "First Amended Agreement") dated as of January 27, 2014, pursuant to which Tattoo Interactive no longer had an obligation to reimburse the Company for any expenses or costs related to the Management Services as of January 1, 2014. The First Amended Agreement would automatically terminate on April 30, 2014 (the "Initial Term") unless a separate written agreement was executed by the parties (if so extended, the "Extended Initial Term"). On April 30, 2014, the First Amended Agreement automatically terminated pursuant to term of the First Amendment to Management Agreement dated as of January 27, 2014, and the Company did not pursue a further amendment or extension.

The company discontinued the operations of VerticalCore Merchant, Inc. ("VCM"), which previously performed the operations related to Tattoo.com, as a result of the automatic termination of the First Amendment to Management Agreement dated as of January 27, 2014.

For comparative purposes, all prior periods presented have been restated to reflect the reclassification of this entity to discontinued operations on a consistent basis. The Company does not expect any continuing cash flows from VCM's discontinued operations.

The liabilities of the Company's discontinued operations related to VCM at September 30, 2015, consists of $16,500 in accrued liabilities recorded as Current liabilities - discontinued operations.

Note 11. Accrued Liabilities

Accrued liabilities at September 30, 2015, and December 31, 2014, are comprised of the following:

	September 30,	December 31,
Accrued liabilities	2015	2014
Tax payable	$1,098,000	$1,098,000
Obligations on stock based compensation	—	73,500
Obligations on consulting agreements	30,000	55,000
Obligations on land development	100,000
Payroll liabilities	145,734	145,734
Customer deposits	191,097	19,821
Insurance	6,724
Other	2,087	38,836

Total accrued liabilities	$1,573,642	$1,430,891

At September 30, 2015, the Company had $1,098,000 in federal and state taxes payable which represent amounts due and payable for the years ended December 31, 2011 and 2012.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

September 30, 2015

Unaudited

Note 12. Notes Payable

Adar Bays, LLC

On June 18, 2015, the Company entered into a Securities Purchase Agreement with Adar Bays, LLC, pursuant to which the Company sold to Adar Bays a 8% convertible note in the principal amount of $40,000 (the "Note"). The Note has a maturity date of June 18, 2016, and is convertible after 180 days into the Company's common stock at 58% of the lowest trading price of the Company's common stock for the ten (10) prior trading days (including the day upon which a notice of conversion is received), with a floor of $0.0001 per share. If the floor price is triggered, the discount at which Adar Bays may convert the Note increases to 48% of the lowest trading price. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 90 days after issuance – 120% of the principal amount; (b) between 91 and 150 days after issuance – 130% of the principal amount; and (c) between 151 and 180 days after issuance – 140% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on June 22, 2015, the date that the purchase price was delivered to the Company. The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with the Company's operations, and there was no solicitation.

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

Auctus Private Equity Fund

On July 1, 2015, we repaid the promissory note to Auctus Private Equity Fund, LLC, that on December 15, 2014, we entered into in connection with a Securities Purchase Agreement, pursuant to which we sold Auctus an 8% Convertible Promissory Note in the principal amount of $55,000. We repaid the entire principal balance of the Note plus accrued interest and a prepayment premium, in the total amount of $83,175.97.

On July 9, 2015, we entered into a Securities Purchase Agreement with Auctus Fund, LLC ("Auctus"), pursuant to which we sold to Auctus a 10% Convertible Promissory Note in the original principal amount of Fifty Five Thousand Dollars ($55,000) (the "Note"). The Note has a maturity date of April 9, 2016, and is immediately convertible into our common stock at a forty two percent (42%) discount from the lowest trading price of our common stock, as reported by any exchange upon which our common stock is then traded, for the fifteen (15) trading days prior to our receipt of notice from the Note holder to exercise this conversion feature. The conversion price shall be subject to a minimum conversion price of $0.00005 per share. The Note can be prepaid by us at a premium as follows: (a) between 0 and 30 days after issuance – 115% of the principal amount; (b) between 31 and 60 days after issuance – 120% of the principal amount; (c) between 61 and 90 days after issuance – 125% of the principal amount; (d) between 91 and 120 days after issuance – 130% of the principal amount; (e) between 121 and 150 days after issuance – 135% of the principal amount; (f) between 151 days and 180 days after issuance – 140% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on July 10, 2015, the date that the purchase price was delivered to us.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

September 30, 2015

Unaudited

Backman Notes

On March 28, 2014, the Company entered into, with a third party investor, a 20% convertible secured promissory note with a maturity date of April 28, 2015, and in the principal amount of $100,000 (the "Note"), which is convertible into common stock at $0.08 per share and which is collateralized by up to $15,000 on a monthly basis by the $100,000 in monthly payments which the Company receives pursuant to its sale of WeedMaps Media, Inc. if not paid in full within six months of the date of the Note. Furthermore, as further collateral, the Company placed 2,500,000 shares of its common stock into escrow.

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

Carebourn Capital, L.P.

On April 27, 2015, the Company entered into a Securities Purchase Agreement with Carebourn Capital, L.P. ("Carebourn"), pursuant to which the Company sold to Carebourn a 10% Convertible Promissory Note in the original principal amount of $85,500 (the "Note"). The Note has a maturity date of January 27, 2016, and is convertible after 180 days into the Company's common stock at a forty two percent (42%) discount from the average of the three lowest trading prices of the Company's common stock, as reported by any exchange upon which the Company's common stock is then traded, for the ten (10) trading days prior to the Company's receipt of notice from the Note holder to exercise this conversion feature. The conversion price shall be subject to a minimum conversion price of $0.0001 per share (the "floor price"). The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 30 days after issuance – 115% of the principal amount; (b) between 31 and 60 days after issuance – 120% of the principal amount; (c) between 61 and 90 days after issuance – 125% of the principal amount; (d) between 91 and 120 days after issuance – 130% of the principal amount; (e) between 121 and 150 days after issuance – 135% of the principal amount; and (f) between 151 and 180 days after issuance – 140% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on April 29, 2015, the date that the purchase price was delivered to the Company. The issuance of the Note was exempt from the registration requirements under the Securities Act of 1933 pursuant to Rule 506 of Regulation D thereof. The purchaser was an accredited and sophisticated investor, familiar with the Company's operations, and there was no solicitation.

On May 22, 2015, the Company entered into a Securities Purchase Agreement with Carebourn Capital, L.P. ("Carebourn"), pursuant to which the Company sold to Carebourn a 10% Convertible Promissory Note in the original principal amount of $25,000 (the "Note"). The Note has a maturity date of February 22, 2016, and is convertible after 180 days into the Company's common stock at a forty two percent (42%) discount from the average of the three (3) lowest trading prices of the Company's common stock, as reported by any exchange upon which the Company's common stock is then traded, for the ten (10) trading days prior to the Company's receipt of notice from the Note holder to exercise this conversion feature. The conversion price shall be subject to a minimum conversion price of $0.0001 per share (the "floor price"). The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 30 days after issuance – 115% of the principal amount; (b) between 31 and 60 days after issuance – 120% of the principal amount; (c) between 61 and 90 days after issuance – 125% of the principal amount; (d) between 91 and 120 days after issuance – 130% of the principal amount; (e) between 121 and 150 days after issuance – 135% of the principal amount; and (f) between 151 and 180 days after issuance – 140% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on May 22, 2015, the date that the purchase price was delivered to the Company. The issuance of the Note was exempt from the registration requirements under the Securities Act of 1933 pursuant to Rule 506 of Regulation D thereof. The purchaser was an accredited and sophisticated investor, familiar with the Company's operations, and there was no solicitation.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

September 30, 2015

Unaudited

On June 26, 2015, the Company entered into a Securities Purchase Agreement with Carebourn Capital, L.P. ("Carebourn"), pursuant to which the Company sold to Carebourn a 10% Convertible Promissory Note in the original principal amount of $30,500 (the "Note"). The Note has a maturity date of June 26, 2016, and is convertible after 180 days into the Company's common stock at a forty two percent (42%) discount from the average of the three (3) lowest trading prices of the Company's common stock, as reported by any exchange upon which the Company's common stock is then traded, for the ten (10) trading days prior to the Company's receipt of notice from the Note holder to exercise this conversion feature. The conversion price shall be subject to a minimum conversion price of $0.0001 per share (the "floor price"). The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 30 days after issuance – 115% of the principal amount; (b) between 31 and 60 days after issuance – 120% of the principal amount; (c) between 61 and 90 days after issuance – 125% of the principal amount; (d) between 91 and 120 days after issuance – 130% of the principal amount; (e) between 121 and 150 days after issuance – 135% of the principal amount; and (f) between 151 and 180 days after issuance – 140% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on June 26, 2015, the date that the purchase price was delivered to the Company. The issuance of the Note was exempt from the registration requirements under the Securities Act of 1933 pursuant to Rule 506 of Regulation D thereof. The purchaser was an accredited and sophisticated investor, familiar with the Company's operations, and there was no solicitation.

DeLue Notes

On March 26, 2014, the Company entered into, with a third party investor, a 20% convertible secured promissory note with a maturity date of April 26, 2015, and in the principal amount of $100,000 (the "Convertible Note"), which is convertible into the Company's common stock at $0.08 per share and which is collateralized by up to $15,000 on a monthly basis by the $100,000 in monthly payments which the Company receives pursuant to its sale of WeedMaps Media, Inc., if not paid in full within six months of the date of the Note. Furthermore, as further collateral, the Company placed 2,500,000 shares of its common stock into escrow. Finally, as an incentive to the third party investor to enter into the Note, the Company issued 300,000 shares of its common stock. The Company accounts for debt discount according to ASC 470-20 Debt With Conversion And Other Options. No debt discount associated with the Convertible Note was recorded because the fair value of the common stock at the commitment date ($0.05) was less than the effective conversion price of the conversion feature ($0.07). As such, there was no intrinsic value associated with the conversion feature and thus no debt discount was recognized.

On May 5, 2015, and effective as of April 26, 2015, the Company entered into a First Amendment to 20% Convertible Secured Promissory Note pursuant to which the parties extended the maturity date of the Note from April 26, 2015, to October 31, 2015. The transaction closed on May 15, 2015, the day the executed amendment was delivered to the Company.

GW Holdings Group, LLC

On June 17, 2015, the Company entered into a Securities Purchase Agreement with GW Holdings Group, LLC, pursuant to which the Company sold to GW Group a 8% convertible note in the principal amount of $30,000 (the "Note"). The Note has a maturity date of June 17, 2016, and is convertible after 180 days into the Company's common stock at 58% of the lowest trading price of the Company's common stock for the ten (10) prior trading days (including the day upon which a notice of conversion is received), with a floor of $0.0001 per share. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 90 days after issuance – 125% of the principal amount; (b) between 91 and 150 days after issuance – 135% of the principal amount; and (c) between 151 and 180 days after issuance – 145% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on June 19, 2015, the date that the purchase price was delivered to the Company. The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with the Company's operations, and there was no solicitation.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

September 30, 2015

Unaudited

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

JMJ Financial

On July 20, 2015, we issued a $200,000 Convertible Note (the "Note") to JMJ Financial. The Note contains a ten percent (10%) original issue discount, and is to be funded in tranches at the sole discretion of JMJ. The first tranche was for $20,000. The Note has a maturity date of two years from the funding of each tranche and is convertible at the lesser of $0.02 or 60% of the lowest trade price in the 25 trading days before conversion. Each tranche is subject to a onetime interest charge of 12% 90 days after its funding. The Note can be prepaid by us only during the first 90 days following the issuance of each funding tranche. The purchase and sale of the Note closed on July 23, 2015, the date that the purchase price was delivered to us.

KBM Enterprises, LLC

On January 9, 2015, the Company repaid the promissory note to KBM Worldwide, Inc., that on July 9, 2014, the Company entered into in connection with a Securities Purchase Agreement, pursuant to which the Company sold KBM Worldwide an 8% Convertible Promissory Note in the principal amount of Fifty Three Thousand Dollars ($53,000) (the "Note"). The Company repaid the entire principal balance of the Note plus accrued interest and a prepayment premium, in the total amount of Seventy One Thousand and Fifteen Dollars ($71,015.00).

On February 26, 2015, the Company repaid the promissory note to KBM Worldwide, Inc., that on August 26, 2014, the Company entered into in connection with a Securities Purchase Agreement, pursuant to which the Company sold KBM Worldwide an 8% Convertible Promissory Note in the principal amount of Forty Seven Thousand Five Hundred Dollars ($47,500) (the "Note"). The Company repaid the entire principal balance of the Note plus accrued interest and a prepayment premium, in the total amount of Sixty Three Thousand Six Hundred Forty Four Dollars and Eighty Cents ($63,644.80).

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

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

September 30, 2015

Unaudited

LG Capital Funding, LLC

On February 24, 2015, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC ("LG Capital"), pursuant to which the Company sold to LG Capital an 8% Convertible Promissory Note in the original principal amount of $105,000 (the "Note"). The Note has a maturity date of February 24, 2016, and is convertible after 170 days into its common stock at a forty two percent (42%) discount from the lowest trading price of its common stock, as reported by any exchange upon which its common stock is then traded, for the ten (10) trading days prior to its receipt of notice from the Note holder to exercise this conversion feature. The conversion price shall be subject to a minimum conversion price of $0.0001 per share (the "floor price"), but in the event that the floor price is triggered, the conversion discount shall increase from forty two percent (42%) to fifty two (52%), calculated against the floor price. Interest accrued on the Note shall be payable in shares of its common stock, calculated using the same conversion formula. The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 90 days after issuance – 120% of the principal amount; (b) between 91 and 150 days after issuance – 130% of the principal amount; (c) between 151 and 180 days after issuance – 140% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on February 27, 2015, the date that the purchase price was delivered to the Company.

On April 27, 2015, the Company repaid $75,000 of the promissory note to LG Capital Funding, LLC, that on October 29, 2014, the Company entered into in connection with a Securities Purchase Agreement, pursuant to which the Company sold to LG Capital Funding, LLC an 8% Convertible Promissory Note in the principal amount of $105,000 (the "Note"). The remaining outstanding principal amount of the Note, in the amount of $53,000, plus accrued interest of $4,165.48, was sold by LG Capital to Carebourn Capital, L.P.

On June 4, 2015, the Company entered into a Securities Purchase Agreement with LG Capital Funding, LLC ("LG Capital"), pursuant to which the Company sold to LG Capital an 8% Convertible Promissory Note in the original principal amount of $78,750 (the "Note"). The Note has a maturity date of June 4, 2016, and is convertible after 180 days into the Company's common stock at a forty two percent (42%) discount from the lowest trading price of the Company's common stock, as reported by any exchange upon which the Company's common stock is then traded, for the ten (10) trading days prior to the Company's receipt of notice from the Note holder to exercise this conversion feature. The conversion price shall be subject to a minimum conversion price of $0.0001 per share (the "floor price"), but in the event that the floor price is triggered, the conversion discount shall increase from forty two percent (42%) to fifty two percent (52%), calculated against the floor price. Interest accrued on the Note shall be payable in shares of the Company's common stock, calculated using the same conversion formula. The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 90 days after issuance – 120% of the principal amount; (b) between 91 and 150 days after issuance – 130% of the principal amount; (c) between 151 and 180 days after issuance – 140% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on June 5, 2015, the date that the purchase price was delivered to the Company. The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with the Company's operations, and there was no solicitation.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

September 30, 2015

Unaudited

Oakmore Opportunity Fund I LP

On June 23, 2015, the Company entered into a Securities Purchase Agreement with Oakmore Opportunity Fund I LP ("Oakmore"), pursuant to which the Company sold to Oakmore a 8% Convertible Promissory Note in the original principal amount of $40,000 (the "Note"). The Note has a maturity date of June 23, 2016, and is convertible after 180 days into the Company's common stock at a forty two percent (42%) discount from the average of the three (3) lowest trading prices of the Company's common stock, as reported by any exchange upon which the Company's common stock is then traded, for the ten (10) trading days prior to the Company's receipt of notice from the Note holder to exercise this conversion feature. The conversion price shall be subject to a minimum conversion price of $0.00005 per share (the "floor price"), but in the event that the Company's common stock becomes "chilled" by the Deposit Trust Corporation, the conversion discount shall increase from forty two percent (42%) to fifty two percent (52%) for as long as the Company's common stock is chilled, calculated against the floor price. The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 90 days after issuance – 130% of the principal amount; (b) between 91 and 120 days after issuance – 135% of the principal amount; (c) between 121 and 180 days after issuance – 140% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on June 30, 2015, the date that the purchase price was delivered to the Company. The issuance of the Note was exempt from the registration requirements under the Securities Act of 1933 pursuant to Rule 506 of Regulation D thereof. The purchaser was an accredited and sophisticated investor, familiar with the Company's operations, and there was no solicitation.

Rock Capital

On July 1, 2015, we entered into a Securities Purchase Agreement with Rock Capital, LLC ("Rock Capital"), pursuant to which we sold to Rock Capital an 8% Convertible Promissory Note in the original principal amount of Thirty Seven Thousand Five Hundred Dollars ($37,500) (the "Note"). The Note has a maturity date of April 1, 2016, and is convertible after 180 days into our common stock at a forty two percent (42%) discount from the lowest trading price of our common stock, as reported by any exchange upon which our common stock is then traded, for the ten (10) trading days prior to our receipt of notice from the Note holder to exercise this conversion feature. The conversion price shall be subject to a minimum conversion price of $0.00005 per share (the "floor price"). The Note can be prepaid by us at a premium as follows: (a) between 0 and 90 days after issuance – 125% of the principal amount; (b) between 91 and 150 days after issuance – 135% of the principal amount; and (c) between 151 and 180 days after issuance – 145% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on July 4, 2015, the date that the purchase price was delivered to us.

Service Trading Company, LLC

On June 4, 2015, the Company entered into a Securities Purchase Agreement with Service Trading Company, LLC, ("Service Trading"), pursuant to which the Company sold to Service Trading an 8% Convertible Promissory Note in the original principal amount of $31,500 (the "Note"). The Note has a maturity date of June 4, 2016, and is convertible after 180 days into the Company's common stock at a forty two percent (42%) discount from the lowest trading price of the Company's common stock, as reported by any exchange upon which the Company's common stock is then traded, for the ten (10) trading days prior to the Company's receipt of notice from the Note holder to exercise this conversion feature. The conversion price shall be subject to a minimum conversion price of $0.0001 per share (the "floor price"), but in the event that the floor price is triggered, the conversion discount shall increase from forty two percent (42%) to fifty two percent (52%), calculated against the floor price. Interest accrued on the Note shall be payable in shares of the Company's common stock, calculated using the same conversion formula. The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 90 days after issuance – 120% of the principal amount; (b) between 91 and 150 days after issuance – 130% of the principal amount; (c) between 151 and 180 days after issuance – 140% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on June 9, 2015, the date that the purchase price was delivered to the Company. The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with the Company's operations, and there was no solicitation.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

September 30, 2015

Unaudited

Vis Vires Group, Inc.

On April 6, 2015, the Company entered into a Securities Purchase Agreement with Vis Vires Group, Inc., pursuant to which the Company sold to Vires a 8% Convertible Promissory Note in the original principal amount of $90,000 (the "Note"). The Note has a maturity date of January 9, 2016, and is convertible after 180 days into the Company's common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The "Variable Conversion Price" shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means the closing bid price on the applicable day. The "Fixed Conversion Price" shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 90 days after issuance – 130% of the principal amount and any accrued and unpaid interest; (b) between 91 and 150 days after issuance – 135% of the principal amount and any accrued and unpaid interest; and (c) between 151 and 180 days after issuance – 140% of the principal amount and any accrued and unpaid interest. The purchase and sale of the Note closed on April 9, 2015, the date that the purchase price was delivered to the Company. The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with the Company's operations, and there was no solicitation.

On April 29, 2015, the Company entered into a Securities Purchase Agreement with Vis Vires Group, Inc., pursuant to which the Company sold to Vires a 8% Convertible Promissory Note in the original principal amount of $53,500 (the "Note"). The Note has a maturity date of February 1, 2016, and is convertible after 180 days into the Company's common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The "Variable Conversion Price" shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means the closing bid price on the applicable day. The "Fixed Conversion Price" shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 90 days after issuance – 130% of the principal amount and any accrued and unpaid interest; (b) between 91 and 120 days after issuance – 135% of the principal amount and any accrued and unpaid interest; and (c) between 121 and 180 days after issuance – 140% of the principal amount and any accrued and unpaid interest. The purchase and sale of the Note closed on May 5, 2015, the date that the purchase price was delivered to the Company. The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with the Company's operations, and there was no solicitation.

On June 8, 2015, the Company entered into a Securities Purchase Agreement with Vis Vires Group, Inc., pursuant to which the Company sold to Vires a 8% Convertible Promissory Note in the original principal amount of $43,500 (the "Note"). The Note has a maturity date of March 10, 2016, and is convertible after 180 days into the Company's common stock at the greater of (i) the Variable Conversion Price and (ii) the Fixed Conversion Price. The "Variable Conversion Price" shall mean 58% multiplied by the Market Price (representing a discount rate of 42%). "Market Price" means the average of the lowest three (3) Trading Prices for the Common Stock during the ten (10) Trading Day period ending on the latest complete Trading Day prior to the Conversion Date. "Trading Price" means the closing bid price on the applicable day. The "Fixed Conversion Price" shall mean $0.00005. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by the Company at a premium as follows: (a) between 0 and 90 days after issuance – 130% of the principal amount and any accrued and unpaid interest; (b) between 91 and 120 days after issuance – 135% of the principal amount and any accrued and unpaid interest; and (c) between 121 and 180 days after issuance – 140% of the principal amount and any accrued and unpaid interest. The purchase and sale of the Note closed on June 15, 2015, the date that the purchase price was delivered to the Company. The issuance of the Note was exempt from the registration requirements of the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with the Company's operations, and there was no solicitation.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

September 30, 2015

Unaudited

Vista Capital Investments, LLC

On January 22, 2015, the Company entered into a Securities Purchase Agreement with Vista Capital Investments, LLC, pursuant to which the Company sold to Vista a 12% Convertible Promissory Note in the original principal amount of $55,000 (the "Note") with a $5,000 original issue discount. The Note has a maturity date of January 22, 2016, and is convertible after 120 days into its common stock at 90% of the Market Price of its common stock (representing a discount rate of 10%). "Market Price" means the lowest traded price for the Common Stock during the twenty (20) trading days before the conversion. The shares of common stock issuable upon conversion of the Note will be restricted securities as defined in Rule 144 promulgated under the Securities Act of 1933. The Note can be prepaid by the Company up to 180 days after issuance at 120% of the principal amount and any accrued and unpaid interest. In connection with the sale of the Note, the Company also issued to Vista warrants to acquire 1,736,111 shares of its common stock at an exercise price of $0.075 per share (subject to adjustment). The warrants are exercisable for a period of five (5) years and contain a cashless exercise provision at the option of the holder.

Below is a summary of note payable amounts which include accrued interest:

Notes payable - current portion	September 30, 2015	December 31, 2014
Adar Bays Note	$40,912	$-
Abrams Notes	93,335	35,875
Auctus Private Equity Fund Note	56,251	55,192
Backman Notes	267,625	115,233
Buckles Note	52,077	-
Caesar Capital Group Notes	93,315	35,875
Carebourn Capital Notes	166,065	-
DeLue Notes	216,871	113,781
Elkins Trust Note	55,795	-
GW Holdings Note	30,690	-
Geist Note	52,139	-
JARVCO Notes	27,326	25,981
KBM Worldwide Notes	-	351,557
LG Capital Notes	188,302	106,450
Oakmore Opportunity Fund Note	40,868	-
Rock Capital Note	38,248	-
Service Trading Company Note	32,315	-
Typenex Co-Investments Notes	-	89,388
Vis Vires Group Notes	193,383	-
Vista Capital	41,000	-
Total notes payable - current portion	$1,686,517	$929,332

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

September 30, 2015

Unaudited

Notes payable - noncurrent portion	September 30, 2015	December 31, 2014
Abrams Notes	$-	$51,007
American National Note	27,274	-
Backman Note	-	50,185
Buckles Note	-	50,842
Caesar Capital Group	-	50,986
DeLue Notes	-	100,370
Elkins Trust Note	-	50,185
Geist Note	-	50,904
JMJ Financial Note	24,445	-
JARVCO Notes	78,590	-
Total notes payable - noncurrent portion	$130,309	$404,479

During the nine months ending September 30, 2015, the noncurrent portions of the Abrams, Backman, Buckles, Caesar Capital, DeLue, Elkins, Geist notes were reclassed to current notes payable.

Note 13. Notes Payable - Related Party

From April 2015 through September 2015, Mr. James Pakulis, who is a member of the Company's Board of Directors and serves as its Chief Executive Office, loaned the Company $56,865. The Company recorded the amount as a demand note, which carries imputed interest. At September 30, 2015, accrued but unpaid interest totaled $265.

Sportify Note

On December 31, 2012, the Company entered into a Securities Purchase Agreement by and among it, on the one hand, and Sportify, Inc., a Nevada corporation, and its shareholders, Sabas Carrillo ("Carrillo"), an individual, and James Pakulis ("Pakulis"), an individual and one of the Company's officers and directors, on the other hand. Pursuant to the agreement, upon the closing of the transaction, the Company purchased 100% of the issued and outstanding equity interests of Sportify in exchange for (a) the cancellation of a previous Secured Promissory Note issued to Sportify, entered into on or about August 22, 2012, and with an outstanding principal balance of Two Hundred Eighty Five Thousand Dollars ($285,000) and (b) Two Hundred Fifteen Thousand Dollars ($215,000) represented by promissory notes in the original principal amount of One Hundred Sixty One Thousand Two Hundred Fifty Dollars ($161,250) to Pakulis and Fifty Three Thousand Seven Hundred Fifty Dollars ($53,750) to Carrillo. The closing of the purchase took place on December 31, 2012. On July 11, 2013, the Company entered into a First Amendment to Promissory Note with each of Pakulis and Carrillo to extend the date that it will begin making payments thereunder from June 30, 2013, to September 30, 2013, and extended the maturity date of the notes by a corresponding six months. On November 8, 2013, effective as of September 30, 2013, the Company entered into a Second Amendment to Promissory Note with each of Pakulis and Carrillo to extend the date that it will begin making payments thereunder from September 30, 2013, to December 31, 2013, and extended the maturity date of the notes by a corresponding six months. On October 25, 2013, Carrillo converted the $53,750 outstanding balance of his note, plus $11,125 in accounts receivable for services rendered, into 395,805 shares of the Company's common stock. On March 19, 2014, effective as of December 31, 2013, the Company entered into a Third Amendment to Promissory Note with Pakulis to extend the date that it will begin making payments thereunder from December 31, 2013, to January 1, 2015, and extended the maturity date of the notes by a corresponding twelve months. On March 10, 2015, effective as of December 31, 2014, the Company entered into a Fourth Amendment to Promissory Note with Pakulis to extend the date that it will begin making payments thereunder from January 1, 2015, to January 1, 2017, and extended the maturity date of the note to December 15, 2018.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

September 30, 2015

Unaudited

Note 14. Other Long Term Accrued Liabilities

At September 30, 2015, and December 31, 2014, the Company had a balance of $118,750 in noncurrent tax payable.

Note 15. Inventory Flooring Credit Line

On May 12, 2014, the Company entered into a consignment agreement (the "Consignment Agreement") and Indemnification Agreement with a third-party Inventory Financing Company (the "Inventory Financer"), pursuant to which the Inventory Financer will consign new and used manufactured home inventory to the Company's wholly owned subsidiary, Wisdom Manufactured Homes Of America, Inc. ("WMHOA"). Per the Consignment Agreement, WMHOA is to pay the Inventory Financer a monthly fee of one percent (1%) of the agreed consignment price for fees incurred during the prior calendar month, or prorated for any partial month. Fees for consigned property begin to accrue from (i) the date used inventory is consigned or (ii) in the case of new inventory, from the date the property is ready to ship and WMHOA has been notified of its readiness for shipment.

The consignment price for used inventory shall be One Thousand Dollars ($1,000) greater than the Inventory Financer's acquisition price for a singlewide manufactured home and Fifteen Hundred Dollars ($1,500) greater for a multisection home. The consignment price for new inventory shall be equal to the Inventory Financer's invoice price. WMHOA shall reduce the outstanding balance of consigned property by One Thousand Dollars ($1,000) per year, due on the anniversary of each respective consignment, and after the first anniversary of any consigned property, the monthly consignment fee with respect to such property shall increase from 1% to 1.4%. In the event any mobile home is consigned for eleven hundred (1,100) days or more, the entire balance owing shall be immediately due and payable. All money received by WMHOA for the purpose of selling a mobile home consigned by the Inventory Financer to WMHOA shall be held in trust for the benefit of the Inventory Financer until the entire outstanding balance owed for the consigned property is satisfied. Furthermore, the Inventory Financer shall have a security interest in all manufactured homes that have been financed by the Inventory Financer or for which the Inventory Financer has advanced any funds or incurred any obligation which has enabled WMHOA to acquire the manufactured homes.

The Consignment Agreement shall be effective for a term of five (5) years or for so long as there are manufactured homes consigned to WMHOA by the Inventory Financer. During the term of the Consignment Agreement, WMHOA will maintain insurance on all manufactured homes consigned to it by the Inventory Financer, and shall be responsible for any home that is destroyed or suffers more than Fifteen Hundred Dollars ($1,500) in damage. For a period of three (3) years following the termination of the Consignment Agreement, WMHOA shall not operate, own, mange, or in any way be affiliated with a mobile home sales facility within twenty (20) miles of WMHOA's facility located at 4888 FM 2264, Rhome, Texas, 76078.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

September 30, 2015

Unaudited

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

At September 30, 2015, the Company had recorded $1,889,568 in the flooring credit line.

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

As of September 30, 2015, there were 2,064,957 common stock purchase warrants outstanding that were not included in the computation of diluted EPS because to do so would have been antidilutive for the period presented.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

September 30, 2015

Unaudited

Note 17. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes. Significant components of the Company's tax provisions and deferred tax assets as of September 30, 2015, and December 31, 2014 are as follows:

The components of tax provision:

	September 30, 2015	December 31, 2014
Current
Federal	$-	$(98,000)
State	-	-
	-	(98,000)
Deferred
Federal	(810,000)	(36,000)
State	-	94,000
	(810,000)	58,000

Change in valuation allowance	810,000	(120,000)

Total provision	$-	$(160,000)

The total tax provision for the nine months ended September 30, 2014, is zero. The total tax benefit for the year ended December 31, 2014, is $160,000 of which $176,000 corresponds to current operations and $16,000 (tax provision) corresponds to discontinued operations.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

September 30, 2015

Unaudited

The components of deferred tax assets and liabilities:

	September 30, 2015	December 31, 2014
Deferred income tax assets:
State taxes	$129,000	$129,000
Net operating losses	1,181,000	425,000
Depreciation	-	-
Accruals and other	-	-
	1,310,000	554,000

Deferred income tax liabilities:
Depreciation	(17,000)	(12,000)
Installment gain	(308,000)	(367,000)
	985,000	175,000

Valuation allowance	(985,000)	(175,000)

Net deferred tax assets/(liabilities)	$-	$-

The ultimate realization of deferred tax assets depends upon the generation of future taxable income during the periods in which those temporary differences become deductible. Based upon the Company's loss for the nine months ended September 30, 2015, the Company has provided a valuation allowance in the amount of $985,000 against its deferred tax assets.

The amount of deferred tax assets considered realizable could change if future taxable income is realized. At both September 30, 2015, and December 31, 2014, the Company had U.S. federal tax net operating loss carryforwards ("NOLs") of approximately $3,473,403 and $1,125,000, respectively, which begin to expire in 2021. The NOLs are subject to limitations under IRC Section 382 of the Internal Revenue Code ("Section 382").

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

September 30, 2015

Unaudited

Note 18. Related Party Transactions

All material intercompany transactions have been eliminated upon consolidation of the Company's entities. During the nine months ended September 30, 2015, cash transfers, equity and accounts between the Company and its subsidiaries have been eliminated upon consolidation.

See Note 13. Notes Payable- Related Party for information regarding a Securities Purchase Agreement entered into on December 31, 2012, with Sportify, Inc., a Nevada corporation, and its shareholders, Sabas Carrillo, an individual, and James Pakulis, an individual and one of the Company's officers and directors.

See Note 13. Notes Payable- Related Party for information regarding a demand note with James Pakulis, who is a member of the Company's Board of Directors and serves as its Chief Executive Office, pursuant to which he loaned the Company $56,865.

Note 19. Commitments And Contingencies

The Company's executive offices are located in Tyler, Texas, at 500 N Northeast Loop 323, Tyler, Texas. The parcel is approximately a 1.8-acre tract of land. Pursuant to the terms of the lease, rent is $2,500 per month for 37 months. The Company is confident that this commercial space will provide adequate space to meet its needs and provide for future growth.

On July 1, 2014, the Company entered into a Lease Agreement for a two-acre lot, including office and parking, in Mt. Pleasant, Texas. The base rent is $2,500 per month, and the lease is for a period of 24 months.

The Company has consolidated the Jacksboro and Rhome retail centers into the Mount Pleasant retail center. Leases associated with the Jacksboro and Rhome centers have been terminated without penalty to the Company.

Set forth below is a summary of current obligations as of September 30, 2015, comprised exclusively of the rental lease obligations to make future payments due by the period indicated below:

Tyler, Texas Retail Center	Minimum Payments	Monthly Base Rent
2015	$7,500	$2,500
2016	$30,000	$2,500
2017	$12,500	$2,500

Mt. Pleasant, Texas Retail Center	Minimum Payments	Monthly Base Rent
2015	$7,500	$2,500
2016	$15,000	$2,500

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

September 30, 2015

Unaudited

Note 20. Warrants

As of September 30, 2015, there were 2,064,957 common stock purchase warrants outstanding. The following table summarizes information about common stock warrants outstanding at September 30, 2015.

Outstanding				Exercisable
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Exercise Price Average	Number Exercisable	Weighted Average Exercise Price

$0.065	328,846	0.63	$0.010	328,846	$0.010
0.075	1,736,111	3.62	0.063	1,736,111	0.063

$0.065-$0.075	2,064,957	4.25	$0.073	2,064,957	$0.073

Note 21. Subsequent Events

The Company evaluated its September 30, 2015 financial statements for subsequent events through November 22, 2015, the date the financial statements were available to be issued.

Issuance of Series A Convertible Preferred Stock to James Pakulis

On November 16, 2015, upon the filing of a Certificate of Designation of the Rights, Privileges, and Preferences of Series A Convertible Preferred Stock with the State of Nevada, we issued 10,000,000 shares of Series A Convertible Preferred Stock to James Pakulis, our sole officer and director, in exchange for the cancellation of accrued compensation in the amount of $13,000. Each share of Series A Convertible Preferred Stock is has 100 votes and is convertible into one share of our common stock. Further, we cannot effect a sale of all or substantially all of our assets, or a transaction that will result in a change of control, without the consent of a majority of the holders of the Series A Convertible Preferred Stock. The issuance was exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, the shareholder was accredited and familiar with our operations, and there was no solicitation in connection with the offering.

Carebourn Capital

Subsequent to the quarter ending September 30, 2015, the Company issued 13,914,302 shares of its common stock to Carebourn Capital, L.P. in satisfaction of debt.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

September 30, 2015

Unaudited

LG Capital Funding,

Subsequent to the quarter ending September 30, 2015, the Company issued 3,920,614 shares of its common stock to LG Capital Funding, LLC in satisfaction of debt.

Typenex Co-Investment

Subsequent to the quarter ending September 30, 2015, the Company issued 6,787,945 shares of its common stock to Typenex Co-Investment, LLC in satisfaction of debt.

Vis Vires Group

Subsequent to the quarter ending September 30, 2015, the Company issued 37,969,748 shares of its common stock to Vis Vires Group, Inc. in satisfaction of debt.

Vista Capital Investments

Subsequent to the quarter ending September 30, 2015, the Company issued 9,000,000 shares of its common stock to Vista Capital Investments, LLC in satisfaction of debt.

Increase In Authorized Common Stock & Approval Of Reverse Split

Effective on October 26, 2015, our authorized common stock was increased from 300,000,000 shares, par value $0.001, to 900,000,000 shares, par value $0.001. The increase in authorized was unanimously approved by our Board of Directors on August 20, 2015, and by a majority of our outstanding shares of common stock at a special shareholder meeting held on October 23, 2015.

We held a Special Meeting of Shareholders on October 23, 2015, in Tyler, Texas. There were shareholders representing 57,136,360 votes present at the meeting, either in person or by proxy, which represented approximately 70.9% of the 80,555,383 total outstanding votes of the Company, so a quorum was present. The following agenda items set forth in the Company's 14A Proxy Statement on file with the Securities and Exchange Commission, were approved:

1. To approve an amendment to the Company's Articles of Incorporation to increase the authorized common stock from 300,000,000 shares, par value $0.001, to 900,000,000 shares, par value $0.001.

WISDOM HOMES OF AMERICA, INC.

Notes to the Consolidated Financial Statements

September 30, 2015

Unaudited

The agenda item passed with votes as follows:

For	Against	Abstain	Percentage Approving

53,571,780	3,546,475	18,105	66.5%

2. To approve an amendment to the Company's Articles of Incorporation to effectuate a reverse split of the Company's issued and outstanding shares of common stock, at a time to be chosen by the Board of Directors in their sole discretion but not later than the close of business on December 31, 2016, on a ratio to be determined by the Company's Board of Directors but not to exceed 1-for-50.

The agenda item passed with votes as follows:

For	Against	Abstain	Percentage Approving

53,401,662	3,700,809	33,887	66.3%

A more detailed description of each agenda item at the Special Shareholders Meeting can be found in our Schedule 14A Proxy Statement filed with the Securities and Exchange Commission on September 28, 2015.

ITEM 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Three and Nine Months Ended September 30, 2015 compared to the Three and Nine Months Ended September 30, 2014

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

Revenues and Net Operating Loss

Our revenue, cost of sales, operating expenses, and net operating loss for the three and nine months ended September 30, 2015, and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Sales	$72,725	$351,543	$1,327,538	$401,916
Cost of sales	231,674	276,523	1,238,359	301,770
SG&A expenses	302,054	664,248	2,101,210	1,234,192

Operating loss	$(461,003)	$(589,228)	$(2,012,031)	$(1,134,046)

Revenue

Sales – For the three months ended September 30, 2015, we recorded approximately $73,000 in sales.

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

For the three and nine months ended September 30, 2014, revenue from our finder sites, including ManufacturedHomes.com and Tattoo.com, have been restated to reflect the reclassification of these entities to discontinued operations on a consistent basis.

At September 30, 2015, we had approximately $1.93 million in manufactured home inventory at our model home retail centers located in Tyler, Rhome and Jacksboro, Texas, compared to approximately $1.2 million at December 31, 2014. Our current inventory was purchased using the flooring credit line we established with our existing inventory flooring company. We expect that as our manufactured home inventory continues to grow as a result of the increase in our flooring credit line, allowing us to offer a wider variety of product that is immediately available to purchase, we will also see a corresponding increase in our sales.

Operating Expenses

Operating Expenses Overview - Our operating expenses increased during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, primarily because of our efforts to expand our operations further into the manufactured home retail center industry. In particular, during the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, we increased amounts spent on insurance, sales and marketing, consulting, stock based compensation and business development, and in particular to general and administrative expenses related to our manufactured home retail centers. During the three months ended September 30, 2015, our operating expenses decreased as compared to the same period last year primarily as a result of decreases in our cost of sales related to the sale of manufactured homes, and decreases in salaries and professional fees.

Salaries And Employee Benefits - During the three months ended September 30, 2015 and 2014, salaries and employee benefits were $4,900 and $65,000, respectively, a decrease of approximately $60,100, or 92%. During the nine months ended September 30, 2015 and 2014, salaries and employee benefits were $152,900 and $373,500, respectively, a decrease of approximately $220,600, or 59%. The decrease in salaries and employee benefits was because we decreased the number of sales and administrative staff at our retail centers as a result of consolidating our Rhome, TX and Jacksboro, TX retail centers. Salaries during the three and nine months ended September 30, 2015, consisted of our sales and administrative staff located at our manufactured home retail centers.

Professional Fees - During the three months ended September 30, 2015 and 2014, professional fees were $205,200 and $484,800, respectively, an decrease of approximately $279,700, or 58%. During the nine months ended September 30, 2015 and 2014, professional fees were $1,598,300 and $657,900, respectively, an increase of approximately $940,400, or 143%. The significant increase was a result of increases in spending on consulting, business development, legal and accounting fees related to our efforts to expand our operations in Texas serving the manufactured home industry and in particular to non-cash stock based compensation to consultants which totaled approximately $818,400 during the nine months ended September 30, 2015.

General And Administrative Expenses - During the three months ended September 30, 2015 and 2014, general and administrative expenses were $66,600 and $83,000, respectively, an decrease of approximately $16,400, or 20%. During the nine months ended September 30, 2015 and 2014, general and administrative expenses were $266,000 and $136,700, respectively, an increase of approximately $129,400, or 95%. Amounts spent during the three and nine months ended September 30, 2015 are attributable in large part to rent and lease payments at our retail centers in Texas, to office and travel expenses, and to a lesser extent, amounts spent on marketing and advertising. Amounts spent during the three and nine months ended September 30, 2014, are primarily attributable to marketing and advertising related to rent and lease payments, computer and internet related expenses, and for travel expenses.

Interest Expense – During the three months ended September 30, 2015 and 2014, interest expenses was approximately $133,900 and $76,300, respectively, an increase of approximately $57,600, or 76%. During the nine months ended September 30, 2015 and 2014, interest expenses was approximately $406,600 and $164,800, respectively, an increase of approximately $241,700, or 147%. Interest expenses during the three and nine months ended September 30, 2015 consisted primarily of debt service on the various promissory notes and convertible promissory notes with third party lenders. During the nine months ending September 30, 2015, the aggregate amount of debt capital raised by us was approximately $889,400 which includes amounts that we have already repaid in full.

Liquidity and Capital Resources

Our cash, current assets, intangible assets, total assets, current liabilities, and total liabilities as of September 30, 2015, and December 31, 2014, were as follows:

	September 30, 2015 (Unaudited)	December 31, 2014 (Audited)	Percentage Change

Cash	$2,000	$411,000	(99.5)%
Inventory	1,933,000	1,202,000	60.8%
Total current assets	2,451,000	2,473,000	(0.9)%

Intangible assets:
Domain names	138,000	143,000	(3.5)%
Total intangible assets	138,000	143,000	(3.5)%

Total assets	3,622,000	3,643,000	(0.6)%

Total current liabilities	3,900,000	2,883,000	35.3%
Total long term liabilities	2,300,000	1,904,000	20.8%
Total liabilities	$6,200,000	$4,787,000	29.5%

Our inventory balance at September 30, 2015, was approximately $1.93 million, which consisted of 44 manufactured homes located at our retail lots and 17 homesites, compared to approximately $1.2 million at December 31, 2014, an increase of approximately $731,000, or 61%.

Our total current assets decreased slightly during the nine months ended September 30, 2015, as compared to December 31, 2014, primarily as a result of the note receivable payments in the aggregate amount of $384,000 related to the sale of the finder site Weedmaps.com which was offset by an increase in our inventory, issuances of stock based compensation related to consulting agreements accrued during the fourth quarter of 2014 and, to a lesser extent, the reclassification of a portion of the noncurrent Platinum Technology note receivable to current.

Our intangible assets at September 30, 2015, consisted of the domain names www.TravelTrailer.com and www.ToyHaulers.com and the advertising rights pursuant to our sale of www.ManufacturedHomes.com.

Our current liabilities increased by $1,017,000, or 35%, from $2,883,000 at December 31, 2014, to $3,900,000 at September 30, 2015, primarily as a result of 889,000 in additional current loans which was offset by $528,6000 in payments on notes payable, and the reclassification of $405,000 in noncurrent loans to current loans.

Our total long-term liabilities increased by $396,000, or 21%, from $1,904,000 at December 31, 2014, to $2,300,000 at September 30, 2015, primarily as a result of increases in our flooring credit line which was offset by the reclassification of $405,000 in noncurrent loans to current loans.

Cash Requirements

We had approximately $2,000 in cash and cash equivalents as of September 30, 2015. Our operating loss for the nine months ended September 30, 2015, was $2,012,000, compared to $1,134,000 for the nine months ended September 30, 2014, an increase of approximately $867,000 or 77%. We had a net loss for the nine months ended September 30, 2015, of $2,403,400, compared to a net loss of $524,00 for the nine months ended September 30, 2014. We had a working capital deficit of approximately $1,449,000 at September 30, 2015. During the nine months ended September 30, 2015, our principal source of liquidity was cash generated from our current operations, cash received pursuant to notes payables with third parties, as well as payments we received pursuant to the sale of the finder site Weedmaps.com, which during the nine months ended September 30, 2015, totaled $384,000, which are reflected in our statements of cash flows under the section changes in operating assets and liabilities: Other assets & note receivables. At our current burn rate of $200,000 per month, our current level of revenue generated from operations, our cash on hand, is insufficient to cover our monthly expenses. We have had to, and will continue to, seek financing in the form of debt or stock sales to finance our operations until we reach break-even.

Sources and Uses of Cash

Operations

We had net cash used in operating activities of $794,000 for the nine months ended September 30, 2015, as compared to net cash used in operating activities of $429,000 for the nine months ended September 30, 2014, an increase of $365,000. For the nine months ended September 30, 2015, the net cash used by operating activities consisted primarily of net loss of $2,403,000, which included non-cash expense of $818,000 in stock based compensation and in cash coming from other assets and note receivables which was attributable to the $384,000 in payments we received pursuant to the sale of the finder site Weedmaps.com. For the nine months ended September 30, 2014, the net cash used by operating activities consisted primarily of a net loss of $525,000 which included a one-time non-cash gain of $847,400 on the sale of manufacturedhomes.com and the associated intellectual property, and non-cash expense of $717,000 in stock based compensation.

Investments

During the nine months ended September 30, 2015, we had approximately $32,000 in cash flows from investing activities as compared to approximately $21,000 for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, the net cash used in investing activities was primarily related to purchases of computers, office furniture and leasehold improvement for our manufactured home retail centers in Texas. For the nine months ended September 30, 2014, the net cash used in investing activities was primarily related to purchases of computers and other equipment.

Financing

We had net cash from financing activities of $418,000 for the nine months ended September 30, 2015, as compared to net cash from financing activities of $473,000 for the nine months ended September 30, 2014, a decrease of $55,000. For the nine months ended September 30, 2015, our net cash used in financing activities consisted of payments on notes payable, which were offset by new convertible notes from third parties and a $57,000 demand note from James Pakulis, one of our officers and directors. For the quarter ended September 30, 2014, our net cash used in financing activities consisted of payments on notes payable related to our then domain name acquisitions and payments on notes payable, which were offset by new convertible notes from third parties, and to a $41,500 demand note from James Pakulis, one of our officers and directors.

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

Impairment of Long-Lived and Intangible Assets

In accordance with Accounting for the Impairment or Disposal of Long-Lived Assets, we review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. We assess the recoverability of the long-lived and intangible assets by comparing the carrying amount to the estimated future undiscounted cash flow associated with the related assets. No impairment of intangible assets was recognized during the nine months ended September 30, 2015, and no impairment of long-lived assets was recognized during the nine months ended September 30, 2015.

Net Loss

For the three months ended September 30, 2015 and 2014, we had an operating loss of $461,000 and $589,200, respectively. For the nine months ended September 30, 2015 and 2014, we had an operating loss of $2,012,000 and $1,134,000, respectively. We had a net loss $589,659 for the three months ended September 30, 2015 and a net loss of $608,400 for the three months ended September 30, 2014. We had a net loss $2,403,400 for the nine months ended September 30, 2015 and a net loss of $524,700 for the nine months ended September 30, 2014. The net loss we experienced during the three and nine months ended September 30, 2015, was a result of our efforts to expand our operations into the manufactured home retail center business and is primarily a result of increases in our cost of sales, increases in stock based compensation to consultants and increases in interest expense related to our debt financing. The net loss we experienced during the three and nine months ended September 30, 2014, was based on a one-time non-cash gain on the sale of ManufacturedHomes.com and the associated intellectual property of $847,400.

ITEM 3 Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4 CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2015, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in our Annual Report on Internal Control Over Financial Reporting filed in our Annual Report on Form 10-K.

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

(b) Changes in Internal Control over Financial Reporting

No change in our system of internal control over financial reporting occurred during the period covered by this report, the three month period ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Rock Capital, LLC

Rock Capital, LLC On July 1, 2015, we entered into a Securities Purchase Agreement with Rock Capital, LLC ("Rock Capital"), pursuant to which we sold to Rock Capital an 8% Convertible Promissory Note in the original principal amount of Thirty Seven Thousand Five Hundred Dollars ($37,500) (the "Note"). The Note has a maturity date of April 1, 2016, and is convertible after 180 days into our common stock at a forty two percent (42%) discount from the lowest trading price of our common stock, as reported by any exchange upon which our common stock is then traded, for the ten (10) trading days prior to our receipt of notice from the Note holder to exercise this conversion feature. The conversion price shall be subject to a minimum conversion price of $0.00005 per share (the "floor price"). The Note can be prepaid by us at a premium as follows: (a) between 0 and 90 days after issuance – 125% of the principal amount; (b) between 91 and 150 days after issuance – 135% of the principal amount; and (c) between 151 and 180 days after issuance – 145% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on July 4, 2015, the date that the purchase price was delivered to us.

Brighton Capital, Ltd.

On or about July 6, 2015, we entered into a Consulting Agreement with Brighton Capital, Ltd. Pursuant to that agreement, we issued one hundred and fifty thousand (150,000) shares of our common stock to Brighton in consideration for services rendered to us. The issuance of the shares was exempt from the registration requirements under the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The investor was a sophisticated investor, familiar with our operations, and there was no solicitation.

Auctus Fund, LLC

On July 9, 2015, we entered into a Securities Purchase Agreement with Auctus Fund, LLC ("Auctus"), pursuant to which we sold to Auctus a 10% Convertible Promissory Note in the original principal amount of Fifty Five Thousand Dollars ($55,000) (the "Note"). The Note has a maturity date of April 9, 2016, and is immediately convertible into our common stock at a forty two percent (42%) discount from the lowest trading price of our common stock, as reported by any exchange upon which our common stock is then traded, for the fifteen (15) trading days prior to our receipt of notice from the Note holder to exercise this conversion feature. The conversion price shall be subject to a minimum conversion price of $0.00005 per share. The Note can be prepaid by us at a premium as follows: (a) between 0 and 30 days after issuance – 115% of the principal amount; (b) between 31 and 60 days after issuance – 120% of the principal amount; (c) between 61 and 90 days after issuance – 125% of the principal amount; (d) between 91 and 120 days after issuance – 130% of the principal amount; (e) between 121 and 150 days after issuance – 135% of the principal amount; (f) between 151 days and 180 days after issuance – 140% of the principal amount. There is no right to prepay the Note after 180 days. The purchase and sale of the Note closed on July 10, 2015, the date that the purchase price was delivered to us. The issuance of the Note was exempt from the registration requirements under the Securities Act of 1933 pursuant to Rule 506 of Regulation D and Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

JMJ Financial

On July 20, 2015, we issued a $200,000 Convertible Note (the "Note") to JMJ Financial. The Note contains a ten percent (10%) original issue discount, and is to be funded in tranches at the sole discretion of JMJ. The first tranche was for $20,000. The Note has a maturity date of two years from the funding of each tranche and is convertible at the lesser of $0.02 or 60% of the lowest trade price in the 25 trading days before conversion. Each tranche is subject to a one-time interest charge of 12% 90 days after its funding. The Note can be prepaid by us only during the first 90 days following the issuance of each funding tranche. The purchase and sale of the Note closed on July 23, 2015, the date that the purchase price was delivered to us. The issuance of the Note was exempt from the registration requirements under the Securities Act of 1933 pursuant to Section 4(a)(2) thereof. The purchaser was an accredited and sophisticated investor, familiar with our operations, and there was no solicitation.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

There have been no events which are required to be reported under this Item.

ITEM 4 MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 OTHER INFORMATION

There have been no events which are required to be reported under this Item.

ITEM 6 Exhibits

(a) Exhibits

2.1 (1)	Agreement and Plan of Reorganization dated December 11, 2012

2.2 (1)	Securities Purchase Agreement dated December 31, 2012

3.1 (1)	Amended and Restated Articles of Incorporation of General Cannabis, Inc.

3.2 (1)	Certificate of Amendment to Articles of Incorporation

3.3 (1)	Bylaws of General Cannabis, Inc.

3.4 (2)	Certificate of Amendment to Articles of Incorporation

10.1 (3)	Securities Purchase Agreement with Rock Capital, LLC, dated July 1, 2015.

10.2 (3)	Convertible Promissory Note with Rock Capital, LLC, dated July 1, 2015.

10.3 (4)	Securities Purchase Agreement with Auctus Private Equity Fund, LLC, dated July 9, 2015.

10.4 (4)	Convertible Promissory Note with Auctus Private Equity Fund, LLC, dated July 9, 2015.

10.5 (5)	$200,000 Convertible Note with JMJ Financial

10.6 (6)	Second Amendment to 20% Convertible Secured Promissory Note dated July 24, 2015.

10.7 (6)	Third Amendment to 20% Convertible Secured Promissory Note dated July 24, 2015.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Chief Executive Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Chief Financial Officer Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

100.INS	XBRL Instance Document

100.SCH	XBRL Schema Document

100.CAL	XBRL Calculation Linkbase Document

100.DEF	XBRL Definition Linkbase Document

100.LAB	XBRL Labels Linkbase Document

100.PRE	XBRL Presentation Linkbase Document
___________

(1)	Incorporated by reference from our Registration Statement on Form 10 dated January 29, 2013 and filed with the Commission on January 30, 2013.

(2)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on March 3, 2015.

(3)	Incorporated by reference from our Current Report on Form 8-K dated July 6, 2015 and filed with the Commission on July 7, 2015.

(4)	Incorporated by reference from our Current Report on Form 8-K dated July 10, 2015 and filed with the Commission on July 15, 2015.

(5)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on July 23, 2015.

(6)	Incorporated by reference from our Current Report on Form 8-K dated and filed with the Commission on September 17, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Wisdom Homes of America, Inc.

Dated: November 23, 2015		/s/ James Pakulis
	By:	James Pakulis
	Its:	President and Chief Executive Officer

